Form 10-K405
period 1996-12-31
AMERUS LIFE HOLDINGS INC
filed 1997-03-28
CIK 1022827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the Transition Period from                  to

                         Commission file number: 0-21459

                           AMERUS LIFE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Iowa                                              42-1459712
State of other jurisdiction                              (I.R.S. Employer
of incorporation or organization                       Identification Number)

                  418 Sixth Avenue, Des Moines, Iowa 50309-2407
                  ---------------------------------------------
                    (Address of principal executive offices)
                        Telephone number: (515) 280-1331

        Securities registered pursuant to Section 12(b) of the Act:  None
           Securities registered pursuant to section 12(g) of the Act:

                               Title of each class

                       Class A Common Stock (no par value)
                  8.85% Capital Securities, Series A issued by
                      AmerUs Capital I, a subsidiary trust

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         /X/  yes  / /  no

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               /X/

               The aggregate market value of voting stock held by Non-affiliates of the Company on February 28, 1997 was $134,809,038

     The number of shares outstanding of each of the registrant's classes of common stock on February 28, 1997 was as follows:

                   Class A, Common Stock    18,155,989 shares
                   Class B, Common Stock     5,000,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
        Notice of 1997 Annual Meeting of Shareholders and Proxy Statement
                          (incorporated into Part III)

                                TABLE OF CONTENTS


PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 14

PART II
Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . 14
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 16
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 17
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . 36
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . 36

PART III
Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . 36
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 36
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . 36
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . 36

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36
          Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . 37
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44
          Index to Financial Statement . . . . . . . . . . . . . . . . . . .F-1
Index to Financial Statement Schedules . . . . . . . . . . . . . . . . . . .S-1

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

     The Company is engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 45 states and the District of Columbia. The Company's primary product offerings consist of whole life, universal life and term life insurance policies and fixed annuities. In addition, through a joint venture arrangement (the "Ameritas Joint Venture"), the Company's distribution systems market fixed annuities issued by Ameritas Variable Life Insurance Company ("AVLIC") and sells AVLIC's variable life insurance and variable annuity products. Based on published comparisons and rankings of life insurance and annuity products, the Company believes that its products have a history of being competitive within the industry.

     The Company was formed in 1996 in connection with the creation of the first mutual insurance holding company in the United States, the American Mutual Holding Company ("AMHC"). AMHC owns 100% of the Company's parent, AmerUs Group Co. ("AmerUs Group"). The Company's subsidiary, AmerUs Life, was originally incorporated in 1896 as a mutual insurance company under the name Central Life Assurance Society of the United States. Its name was changed to American Mutual Life Insurance Company in 1994 following the merger of American Mutual Life into Central Life. On June 30, 1996, American Mutual Life was converted into a stock life insurance company pursuant to a plan of reorganization involving the formation of AMHC (the "Reorganization") and its name was changed to AmerUs Life as a part of the Reorganization in June 1996. The non-life insurance subsidiaries of AmerUs Life consisting of AmerUs Bank, Iowa Realty Co., Inc. and AmerUs Properties, Inc. ("AmerUs Group Affiliates") were distributed (the "Distribution") to the Company's parent, the AmerUs Group Co. The Distribution effectively separated AMHC's non-life insurance businesses from the life insurance businesses owned by the Company. As of December 31, 1996, AmerUs Life had approximately 433,000 life insurance policies and annuity contracts outstanding and individual life insurance in force, net of reinsurance, of approximately $25.7 billion. As of December 31, 1996, the Company had total assets of $4.4 billion and total shareholder's equity of $457.5 million. On February 3, 1997, the Company received $56.7 million in gross proceeds from a subscription offering and initial public offering of 3,655,990 shares of Class A Common Stock.

     The Company's target markets are individuals in the middle and upper income brackets and small businesses. Its geographic focus is national in scope (except for Connecticut, Maine, New Hampshire, New York and Vermont, in which the Company is not licensed to do business), and it primarily serves suburban and rural areas. The Company distributes its products primarily through a combination of career general agency and personal producing general agency ("PPGA") distribution systems. The career general agency system consists of a network of 36 career general agencies, with approximately 540 career agents and a network of independent brokers. The PPGA system is comprised of approximately 400 PPGAs, with approximately 950 agents. Variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are marketed through the Company's distribution systems and the distribution systems of Ameritas Life Insurance Corp. ("Ameritas") and AVLIC, which consist of approximately 150 agents and 450 independent broker-dealers (with approximately 7,800 registered representatives), respectively.

     AmerUs Life's claims-paying ability is rated "AA-" (Very high) by Duff & Phelps and "A" (Good) by Standard & Poor's. AmerUs Life is rated "A" (Excellent) by A.M. Best and "A2" (Good) by Moody's.

     The Company participates in the Ameritas Joint Venture through AmerUs Life's 34% ownership interest in AMAL Corporation, a Nebraska corporation ("AMAL"). The Company's partner in the Ameritas Joint Venture is Ameritas, a Nebraska mutual life insurance company which has been in existence for more than 100 years. AMAL's operations are conducted through AVLIC and Ameritas Investment Corp., a registered broker-dealer ("AIC"), its two wholly-owned subsidiaries, which have been in business since 1983. AVLIC is licensed to conduct business in 46 states and the District of Columbia. AIC is a registered broker/dealer which is licensed to do business in all states except New York. As of December 31, 1996, AMAL had total consolidated assets of $1.1 billion and total consolidated shareholder's equity of $61.2 million on a GAAP basis. AVLIC had $3.1 billion of insurance in force and $44.1 million in surplus as of December 31, 1996, on a statutory basis.

     Under the terms of the Joint Venture Agreement, AmerUs Life has an option to purchase an additional 5% to 15% of AMAL (the "Option") if certain premium growth targets are met. The Option is exercisable in three portions, each of which would permit AmerUs Life to acquire the number of newly-authorized shares that would increase its equity ownership by 5%. Each portion of the Option is exercisable at specified exercise prices set forth in the Joint Venture Agreement. Management of the Ameritas Joint Venture is shared between AmerUs Life and Ameritas. Each has equal membership on the board of directors of AMAL, AVLIC and AIC. The Company and Ameritas each have guaranteed the obligations of AVLIC. The guarantee of each party is joint and several, and will remain in effect until certain financial conditions are met.

PRODUCTS

     The Company offers a diverse line of individual life insurance products which are tailored to its markets and distributed primarily through its career general agency and PPGA distribution systems. In addition, the Company is a party to the Ameritas Joint Venture, which offers fixed and variable annuity and variable life insurance products. As a result of superior operating fundamentals, including mortality, persistency, operating expenses and investment yield, the Company has had a long history of providing high-value, low-cost products to its customers, while operating profitably. Moreover, the Company continuously reviews and updates its product portfolio in order to continue offering a broad range of products at competitive performance levels.

INDIVIDUAL LIFE INSURANCE AND FIXED ANNUITY PRODUCTS

     The Company offers a broad line of individual traditional life and universal life insurance products. Traditional life insurance has accounted for approximately 70% of the Company's total individual life insurance premiums for the last three years and universal life insurance has accounted for approximately 30% of its total individual life insurance premiums for the same time period. In addition, the Company has historically offered a broad line of fixed annuity products.

     The following table sets forth information regarding the Company's sales activity by product:

                        SALES ACTIVITY BY PRODUCT

                                         For the Year Ended
                                             December 31,
                                  --------------------------------
                                  1996          1995          1994
                                  ----          ----          ----
                                           (In thousands)
     Individual life insurance:
     Participating whole life     $18,362       $20,857       $21,319
     Universal life                 7,958         8,047         5,698
     Term life                      2,566         2,717         3,154
                                ---------     ---------     ---------
       Total life insurance (A)   $28,886       $31,621       $30,171
                                ---------     ---------     ---------
                                ---------     ---------     ---------
     Individual annuities (B)(C)  $72,797      $191,474      $180,459
                                ---------     ---------     ---------
                                ---------     ---------     ---------

---------

(A)  Direct first year annualized premiums.

(B)  Direct first year and single collected premiums.

(C) Effective May 1996, substantially all new sales of individual deferred annuities are made through the Ameritas Joint Venture.

TRADITIONAL LIFE INSURANCE PRODUCTS

     The Company's traditional life insurance products have a long history of being highly competitive within the industry.

     The Company's traditional life insurance products include participating whole life and term life insurance products. Participating whole life insurance is designed to provide benefits for the life of the insured. This product generally provides for level premiums and a level death benefit and requires payments in excess of the mortality cost in earlier years to offset increasing mortality costs in later years. The Company also offers a second to die whole life insurance product which insures two lives and provides benefits upon the death of the second insured. The Company targets its second to die products primarily to potential customers seeking to achieve estate planning goals.

     The Company also offers a portfolio of term life insurance policies that provide life insurance protection for a specific time period (which generally can be renewed at an increased premium). Such policies are mortality-based and offer no cash accumulation feature.

     Since 1989, the Company has offered a flexible life insurance product, which is a combination of permanent participating whole life insurance, increasing paid-up additions and decreasing term insurance coverage. In 1994, the Company began offering an enhanced version of this product. These products give policyowners additional flexibility in designing an appropriate combination of permanent and term life insurance coverages to meet their specific needs at varying premium levels.

     For the year ended December 31, 1996, sales of participating whole life and term life insurance products represented 64% and 9%, respectively, of first year annualized premiums for all individual life insurance products.

UNIVERSAL LIFE INSURANCE PRODUCTS

     The Company offers universal life insurance products, pursuant to which an insurance account is maintained for each insurance policy. Premiums, net of specified expenses, are credited to the account, as is interest, generally at a rate determined from time to time by the Company. Specific charges are made against the account for the cost of insurance protection and for the Company's expenses. The universal life form allows for flexibility as to the amount and timing of premium payments and for the level of death benefits provided.

     The Company's universal life insurance products provide benefits for the life of the insured. Within limits established by the Company and state regulations, policyowners may vary the premiums and the amount of the policy's death benefit as long as there are sufficient policy funds available to cover all policy charges for the coming period. Interest is credited to the policy at a rate determined from time to time by the Company. The weighted average crediting rate for the Company's universal life insurance liabilities was 6.27%
for the year 1996, 6.46% for the year 1995 and 6.44% for the year 1994.    For
the year ended December 31, 1996, sales of universal life insurance products represented 27% of first year annualized premiums for all individual life insurance products.

FIXED ANNUITY PRODUCTS

     Historically, the Company has offered a broad portfolio of fixed annuity products. Annuities provide for the payment of periodic benefits for a specified time period. Benefits may commence immediately or may be deferred to a future date. Fixed annuities generally are backed by a general investment account and credited with a rate of return that is periodically reset.

     From September 1993 until the commencement of the Ameritas Joint Venture in 1996, the majority of the Company's fixed annuity sales consisted of its Advantage Series of deferred annuities. The Advantage Series consists of three products comprised of two book value annuities, which are fixed annuities, and one market value adjusted annuity, which is a fixed annuity with a market adjustment feature. Both book value annuities have a first year interest rate guarantee. One of the book value annuities also provides a bonus interest rate for the first year. The market value adjusted annuity has a first year interest rate guarantee and also provides a bonus interest rate for the first year. In 1996, the Advantage Series accounted for over $59 million in first year premiums, which represented 82% of the Company's total fixed annuity production for the year.

AMERITAS JOINT VENTURE PRODUCTS

     On April 1, 1996, the Company commenced the Ameritas Joint Venture with Ameritas, through which the Company's distribution systems now offer AVLIC's fixed annuity products and have begun to offer AVLIC's variable life insurance and annuity products. The fixed annuities currently offered by the Ameritas Joint Venture are substantially similar to the Company's Advantage
Series products. The Company's investment in the Ameritas Joint Venture affords the Company access to a line of existing variable life insurance and variable annuity products while providing a lower-cost entry into an established business, thereby eliminating significant start-up costs and allowing for immediate potential earnings.

     The Ameritas Joint Venture offers, through AVLIC, flexible premium and single premium variable universal life insurance products and variable annuities. Variable products provide for allocation of funds to a general account or to one or more separate accounts under which the owner bears the investment risk. Through AVLIC's fund managers, owners of variable annuities and life insurance policies are able to choose from a range of investment funds offered by each manager.

     Under the terms of the Joint Venture Agreement governing the Ameritas Joint Venture, the Company and Ameritas write their new single and flexible premium deferred fixed annuities and variable annuities and variable life insurance through the Ameritas Joint Venture. The Company has retained the right to continue to issue replacement business to its fixed annuity customers in existence prior to the effective date of the Joint Venture Agreement.

     The variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are distributed through the Company's career general agency and PPGA distribution systems, as well as through the distribution systems of Ameritas and AVLIC.

     In response to customer demand, the Company developed an equity index annuity which it began offering through the Ameritas Joint Venture in the fourth quarter of 1996. The Company retained the right to issue this type of contract to its customers in existence prior to the effective date of the Joint Venture Agreement. An equity index annuity provides a baseline fixed rate of return in addition to the possibility of sharing in a portion of the appreciation realized from an investment in an indexed investment fund, such as the S&P 500 stock index.

SPONSORED PRODUCTS

     The Company also derives fee income from the sale of various sponsored products through its career general agency and PPGA distribution systems under co-marketing arrangements with leading insurance providers for such products. Such sponsored products include individual long-term disability and group life, health and dental insurance products.

     The following table sets forth the Company's collected premiums for the periods indicated:

                      COLLECTED PREMIUMS BY PRODUCT

                                                                  For the Year Ended December 31,
                                                                ----------------------------------
                                                                1996           1995           1994
                                                                ----           ----           ----
                                                                           (In thousands)
  Direct individual life premiums collected:
    Traditional life:
    First year & single                                       $ 70,621       $ 70,786       $ 71,830
    Renewal                                                    162,168        153,299        143,048
                                                            ----------     ----------     ----------
        Total                                                 $232,789       $224,085       $214,878
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
    Universal Life:
    First year & single                                        $14,667        $15,451        $10,224
    Renewal                                                     75,632         77,151         80,338
                                                            ----------     ----------     ----------
        Total                                                  $90,299        $92,602        $90,562
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
       Total direct life                                      $323,088       $316,687       $305,440
     Reinsurance assumed                                         1,425          1,337          1,114
     Reinsurance ceded                                         (12,974)       (13,795)       (13,477)
                                                            ----------     ----------     ----------
     Total individual life, net of reinsurance                $311,539       $304,229       $293,077
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------




Collected Premiums by Product (cont'd.)


     Direct annuity premiums
      collected:
        Individual (A)                                         $81,942       $197,959       $189,097
        Group                                                       50           (665)         2,580
                                                            ----------     ----------     ----------
         Total annuities                                        81,992        197,294        191,677
        Reinsurance ceded                                         (544)          (853)        (1,123)
                                                            ----------     ----------     ----------
        Total annuities, net of reinsurance                    $81,448       $196,441       $190,554
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
     Total group life, net of
     reinsurance (B)                                            $2,182         $6,634        $10,436
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

        Total accident & health, net of
        reinsurance (C)                                           $211           $264           $387
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

     Total collected premiums, net of
       reinsurance                                            $395,380       $507,568       $494,454
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

----------------------

(A) Effective May 1996, substantially all new sales of individual deferred annuities are made through the Ameritas Joint Venture.

(B) The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

(C) The Company sold substantially all of its accident and health business in 1991 and is no longer actively marketing this line of business.

     The following table sets forth information regarding life insurance and annuities in force for each date presented:

                    LIFE INSURANCE AND ANNUITIES IN FORCE

                                                         As of December 31,
                                               ------------------------------------
                                                 1996           1995           1994
                                                 ----           ----           ----
                                                            (In thousands)
  Individual life insurance:
  Traditional
    Number of policies                          255,441        253,656        259,229
    GAAP life reserves                       $1,206,222     $1,120,799     $1,033,909
    Face amounts                            $16,882,000    $16,600,000    $15,871,000
  Universal life
    Number of policies                          120,277        121,619        124,225
    GAAP life reserves                         $820,182       $784,363       $740,638
    Face amounts                            $12,206,000    $12,211,000    $12,631,000
  Total individual life
    Number of policies                          375,718        375,275        383,454
    GAAP life reserves                       $2,026,404     $1,905,162     $1,774,547
    Face amounts                            $29,088,000    $28,811,000    $28,502,000
  Annuities (A):
    Number of policies                           56,467         56,054         52,616
    GAAP reserves                            $1,192,915     $1,327,176     $1,337,395
  Group life insurance (B):
    Number of lives                              29,801         32,724         29,592
    Face amounts                               $815,000       $829,000       $741,000

--------------------
(A) Effective May 1996, substantially all new sales of individual deferred annuities are made through the Ameritas Joint Venture.

(B) The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

DISTRIBUTION

     The Company markets its insurance products on a national basis primarily through a career general agency system, a PPGA system, independent insurance brokers and certain of the Company's affiliates.

CAREER GENERAL AGENCY SYSTEM AND BROKERS

     Under the career general agency system, the Company enters into a contractual arrangement with the career general agent for the sale of insurance products by the career agents and brokers assigned to the career general agent's agency.

     The career general agents are independent contractors and are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training and development of career agents and brokers in their agency. Currently, the Company has 36 career general agencies in 23 states, through which approximately
540 career agents sell the Company's products. While career agents in the career general agency system are non-exclusive, the Company believes most agents use the Company's products for a majority of their new business of the type of products offered by the Company. No single career general agency accounts for more than 10% of the total first year commissions paid by the Company.

     The Company also sells its products through a network of approximately 1,800 insurance brokers in all jurisdictions in which the Company is licensed to sell insurance. Brokers are independent contractors who sell a variety of insurance products issued by various companies. Brokers operate through the career general agency system but are compensated under a commission structure which is separate from those used for career agents and in the PPGA system.

PERSONAL PRODUCING GENERAL AGENCY  SYSTEM

     Under the PPGA system, the Company contracts primarily with individuals who are experienced individual agents or head a small group of experienced individual agents. These individuals are independent contractors and are responsible for all of their own expenses. These individuals often sell products for other insurance companies, and may offer selected products of the Company rather than the Company's full line of insurance products.

DISTRIBUTIONS THROUGH AFFILIATES

     The Company also sells its products through certain of its affiliated companies. The Company has arrangements with AmerUs Investments, Inc. ("AmerUs Investments"), a wholly-owned subsidiary of AmerUs Bank, to market products of the Company. The Company has entered into an agreement with AmerUs Investments pursuant to which the Company and AVLIC pay AmerUs Investments fees in the form of commissions in exchange for generating sales of such products. Persons selling the Company's products under this arrangement are employees of AmerUs Investments and are paid a regular salary in addition to being eligible for commissions under a commission structure (which is distinct from the structure used under the Company's career general agency and PPGA systems).

     AVLIC has a separate arrangement with AmerUs Investments pursuant to which AmerUs Investments sells variable and fixed annuities and variable life insurance products.

INSURANCE UNDERWRITING

     The Company follows detailed, uniform underwriting practices and procedures in its insurance business which are designed to assess risks before issuing coverage to qualified applicants. The Company has professional underwriters who evaluate policy applications on the basis of information provided by applicants and others.

     Management believes that its actual mortality results compare favorably to those of others in the industry. The Company believes that its favorable mortality results are attributable to, among other things, the geographic location of its customer base in rural and suburban areas (as opposed to urban areas), the higher-income profile of its customer base and its consistent application of appropriate underwriting criteria to the processing of new customer applications.

REINSURANCE

     In accordance with industry practices, the Company reinsures portions of its life insurance and disability income exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. Reinsurance arrangements entered into with unaffiliated insurance companies are in accordance with standard reinsurance practices within the industry. As of December 31, 1996, the Company had reinsurance arrangements in place for life insurance having a face amount of approximately $4.2 billion with 21 unaffiliated reinsurers. All of the companies with which the Company had life reinsurance arrangements as of such date were rated "A-" or better by A.M. Best. As of December 31, 1996, the Company's top five reinsurers (by face amount reinsured) constituted approximately 80% of the total face amount reinsured by the Company as of such date. Of these top five reinsurers, four are rated "A+" and the other is rated "A++" by A.M. Best.

     The Company enters into indemnity reinsurance arrangements to assist in diversifying its risks and to limit the maximum loss on risks that exceed the Company's policy retention limits. The Company's present maximum retention limit for life insurance policies is $1,000,000 per life insured. Indemnity reinsurance does not fully discharge the Company's obligation to pay claims on the reinsured business. The Company as the ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims. The Company annually monitors the creditworthiness of its primary reinsurers, and has experienced no material reinsurance recoverability problems in recent years.

COMPETITION

     The Company operates in a highly competitive industry. Numerous life insurance companies and other entities, including banks and other financial institutions, compete with the Company, many of which have greater financial and other resources as compared to the Company. The Company believes that the principal competitive factors in the sale of insurance products are product features, price, commission structure, perceived stability of the insurer, claims-paying ratings, value-added service and name recognition. Many other companies are capable of competing for sales in the Company's target markets (including companies that do not presently compete in such markets). The Company's ability to compete for sales is dependent upon its ability to address the competitive factors described above.

     In addition to competing for sales, the Company competes for qualified agents and brokers to distribute its products. Strong competition exists among insurance companies for agents and brokers with demonstrated ability. Management believes that the bases of competition for the services of such agents and brokers are commission structure, support services, prior relationships and the strength of an insurer's products. Although the Company believes that it has good relationships with its agents and brokers, its ability to compete will depend on its continued ability to attract and retain qualified persons.

EMPLOYEES

     As of December 31, 1996, the Company had 412 full-time employees. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with employees are satisfactory.

SUBSIDIARIES

     The Company was formed in August, 1996 in connection with the Reorganization. AmerUs Life has three wholly-owned subsidiaries: CLA Assurance Company, an Iowa life insurance company, Centralife Annuity Services, Inc., an Arizona corporation, and American Vanguard Life Insurance Company, an Iowa life insurance company. In addition, AmerUs Life currently owns a 34% interest in AMAL Corporation, through whose wholly-owned subsidiaries the Ameritas Joint Venture operates.

REGULATION

     The Company is indirectly owned by a mutual insurance holding company, American Mutual Holding Company ("AMHC"). A mutual insurance holding company is subject to regulation at a level substantially equal to that of an Iowa domestic insurance company, and is governed by statutory and regulatory requirements which are substantially identical to, or which parallel, the regulatory requirements imposed upon Iowa domestic insurance companies. The Iowa Commissioner of Insurance has jurisdiction over an intermediate holding company, such as the Company, as if it were a mutual insurance holding company.

     AMHC and the Company are each subject to the Iowa Insurer Supervision, Rehabilitation and Liquidation Act, Iowa Code Chapter 507C. In addition, AMHC and the Company are subject to the provisions of the Iowa Insurance Holding Company Systems Act in the same manner and to the same extent as domestic insurance companies. In addition, the assets of AMHC and the Company are available to satisfy claims of policyowners of AmerUs Life in the event the Iowa

Commissioner initiates a proceeding under Chapter 507C. AMHC and the Company may not merge with, be acquired by or acquire another entity without approval of the Iowa Commissioner. In addition, in the case of a merger with another mutual company, separate approval by the Iowa Attorney General is required.

     In addition to rules establishing the terms and conditions pursuant to which the Iowa Commissioner will approve the sale of stock of an intermediate insurance holding company or a subsidiary stock insurance company resulting from a reorganization pursuant to Iowa law, the Iowa Commissioner has adopted rules that also limit the activities and affiliations that are permissible for a mutual insurance holding company. The Iowa Commissioner also has issued rules which, under certain circumstances, require prior approval by the Iowa Commissioner of the issuance of stock by the Company.

     Shares of the capital stock of the Company which carry the right to cast a majority of the votes entitled to be cast by all of the outstanding shares of the Company are required by Iowa law to at all times be owned, directly or indirectly, by AMHC and may not be conveyed, transferred, assigned, pledged, subjected to a security interest or lien, encumbered, or otherwise hypothecated or alienated by AMHC or any intermediate holding company.

     AmerUs Life and its subsidiaries are subject to regulation and supervision by the states in which they transact business. State insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses, transacting business, establishing guaranty fund associations, licensing agents, approving policy forms, regulating sales practices, regulating premium rates for some lines of business, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus, and regulating the type and amount of investments permitted.

     Every state in which AmerUs Life is licensed administers a guaranty fund, which provides for assessments of licensed insurers for the protection of policyowners of insolvent insurance companies. There has been an increase in the number of insurance companies that are under supervision which has resulted in an increase in the amount of assessments to cover losses to policyowners of such companies. Assessments can be partially recovered through a reduction in future premium taxes in some states.

     Risk-based capital ("RBC") standards for life insurance companies were adopted by the National Association of Insurance Commissioners ("NAIC") in 1992 and require insurance companies to calculate and report for statutory basis financial statements information under a risk-based capital formula. The formula is embodied in the NAIC Model Act, which has been adopted by many states, including Iowa. RBC requirements are intended to allow insurance regulators to identify at an early stage inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in such companies' operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As of December 31, 1996, AmerUs Life's RBC levels were in excess of 700% of the authorized control level RBC threshold.

     Approximately once every three to five years, as part of their routine regulatory oversight process, state insurance departments conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states, under guidelines promulgated by the NAIC.

ITEM 2.  PROPERTIES.

     The Company's principal business operations are conducted from two locations. The Company's executive offices consist of approximately 20,000 square feet located at 418 Sixth Avenue, Des Moines, Iowa. AmerUs Life's executive offices consist of approximately 125,000 square feet located at 611 Fifth Avenue, Des Moines, Iowa. The Company and AmerUs Life both lease their executive offices from AmerUs Properties, Inc., an affiliate.

ITEM 3.  LEGAL PROCEEDINGS.

     AmerUs Life is a defendant in a class action lawsuit which was brought on August 31, 1995 in the District Court for Travis County, Texas. The complaint, which seeks unspecified damages, was filed by former policyowners on behalf of themselves and all similarly situated persons who purchased certain individual life insurance policies which were underwritten and sold by AmerUs Life within Texas from and after 1980. The complaint alleges that sales presentations and policy illustrations misrepresented that premiums would "vanish" after a stated number of years, without adequate disclosure of the effect of changes in the policy dividends. AmerUs Life has denied the allegations contained in such complaint and denies any wrongdoing in connection with such allegations. The parties have engaged in discovery, but a hearing on certification of the class has not yet been held.

     The parties are engaged in a court-initiated mediation process in the Texas litigation and, in light of the uncertainties, hazards and expenses of litigation, have discussed a number of different settlement approaches, including a nationwide class settlement of certain market conduct issues for a substantial block of the Company's traditional whole life policies. Progress in negotiating such a class settlement appears to have been made, but certain issues remain unresolved and no definitive agreement has been reached. Even if such an agreement were reached, the court would have to approve its terms. Should a settlement satisfactory to the Company not be reached or not be approved, the Company would continue to vigorously defend against the claims asserted, including the existence of a legitimate class.

     Due to the potential that a settlement may be reached in this case, the Company has incurred a significant charge to income for 1996. Based upon its current estimates of the range of loss at between five and eight million dollars, the company has established a reserve of five million dollars. The eventual costs of any settlement cannot be precisely determined at this time, and may be more or less than the amount of the range.

     A class action lawsuit was filed in June 1996 in the United States District Court for the Northern District of California. The complaint alleges that AmerUs Life breached the terms of certain life and annuity policies, and breached certain other duties owed to policyowners, when it allegedly passed an increase in its corporate income taxes (known as the deferred acquisition cost, or DAC, tax) through to owners of those policies. The Plaintiff, an insured under a universal life policy issued by Central Life, seeks unspecified actual and punitive damages and injunctive relief on behalf of himself and all policyowners of AmerUs Life with universal life, term and "blended" life insurance policies and annuities. The plaintiff has recently filed a second complaint in the same court, based upon the same facts but adding RICO allegations to those made in the original lawsuit. AmerUs Life denies the allegations contained in both complaints, including the existence of a legitimate class. The litigation is in the early discovery stage and is being vigorously defended by AmerUs Life. A hearing on certification of the class has not yet been scheduled.

     Despite the Company's vigorous defense of these class action lawsuits and its denial of any wrongdoing, there can be no assurance that the outcome of such lawsuits will not have a material adverse effect on the life insurance industry generally or on the Company. In the ordinary course of business, the Company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of Security Holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Class A Common Stock is listed on the NASDAQ National Market. There is no trading or other market for the Class B Common Stock.

     The initial trading date for the Company's Class A Common Stock was January 28, 1997.

HOLDERS

     As of February 28, 1997, the number of holders of record of each class of common equity of the Company was as follows:

                                                     Number of
                                                      Holders
                                                      -------

          Class A Common Stock                         1,508
          Class B Common Stock                             1

DIVIDENDS

     The Company's Board of Directors currently intends to pay a quarterly dividend of $0.10 per share of Common Stock, commencing in the second quarter of 1997. The declaration and payment of dividends in the future is subject to the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by AmerUs Life and other factors deemed relevant by the Company's Board of Directors.

     The Company is an insurance holding company whose principal asset consists of all of the outstanding shares of the common stock of AmerUs Life. The Company's ongoing ability to pay dividends to its shareholders and meet its other obligations, including operating expenses and any debt service, primarily depends upon the receipt of sufficient funds from AmerUs Life in the form of dividends, interest payments or loans. As a result of the Reorganization, AmerUs Life will not be able to pay dividends to the Company in 1997 without the prior approval of the Iowa Commissioner. It is the Company's intention to seek regulatory approval to pay dividends from AmerUs Life during 1997. However, the Company believes that it has sufficient resources available to pay the anticipated shareholder dividends in 1997.

     Under its bank credit facility, the Company is prohibited from paying dividends on its Common Stock in excess of an amount equal to 4% of the Company's consolidated net worth as of the last day of the preceding fiscal year.

     In connection with the 8.85% Capital Securities, Series A, issued in 1997 by AmerUs Capital I, the Company's subsidiary trust, the Company has agreed not to declare or pay any dividends on the Company's capital stock (including the Class A Common Stock) during any period for which the Company has elected to extend interest payments on its junior subordinated debentures, except for stock dividends paid by the Company where the dividend stock is the same stock as that on which the dividend is being paid. Dividends on the Company's capital stock cannot be paid until all accrued interest on the Capital Securities has been paid.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain financial and operating data of the Company. The selected consolidated financial data below for each of the four years ending December 31, 1996 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. The selected consolidated financial data provided below for the year ending December 31, 1992 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management, the unaudited financial data for the year ended December 31, 1992 presents fairly the consolidated financial statements for such period in conformity with GAAP. (Dollars in millions except earnings per share information.)

                                                                                    As of or for the Year Ended
                                                                                         December 31, (A)
                                                                -------------------------------------------------------------------
                                                                  1996           1995           1994           1993           1992
                                                                  ----           ----           ----           ----           ----
  CONSOLIDATED INCOME STATEMENT DATA:
  Revenues:
    Insurance premiums                                          $138.5         $244.1         $237.9         $226.4         $192.9
    Product charges                                               49.3           57.3           56.3           57.4           57.2
    Net investment income                                        229.9          285.2          275.7          269.9          273.1
    Realized gains (losses) on investments                        66.0           51.4          (19.9)          15.5           10.1
    Other revenue                                                  2.7            5.4            2.4            2.4            0.9
    Contribution from the Closed Block                            19.9              -              -              -              -
                                                                -------        -------        -------        -------        -------
    Total revenues                                               506.3          643.4          552.4          571.6          534.2
    Benefits and expenses:
      Total policyowner benefits                                 261.9          374.6          369.9          364.3          334.8
      Total expenses                                             100.1          108.9          111.4          106.0          100.0
      Dividends to policyowners                                   26.3           49.4           45.0           45.5           42.1
                                                                -------        -------        -------        -------        -------
    Total benefits and expenses                                  388.3          532.9          526.3          515.8          476.9
                                                                -------        -------        -------        -------        -------
    Income before income taxes                                   118.0          110.5           26.1           55.8           57.3
    Income tax expense                                            43.8           41.2           19.4           21.4           18.6
                                                                -------        -------        -------        -------        -------
Income before cumulative effect of a
   change in accounting principles                                74.2           69.3            6.7           34.4           38.7
Cumulative effect of a change in
   accounting principles, net of tax                               0.0            0.0            0.0           (3.2)           0.0
                                                                -------        -------        -------        -------        -------
Net income                                                       $74.2          $69.3           $6.7          $31.2          $38.7
                                                                -------        -------        -------        -------        -------
                                                                -------        -------        -------        -------        -------
Earnings per share (B)                                           $3.20          $2.99              -              -              -
Ratio of earnings to
 fixed charges (C)                                               56.09          47.92           5.82           8.98           6.44
CONSOLIDATED BALANCE SHEET DATA:
Total invested assets                                         $2,901.7       $3,965.0       $3,491.7       $3,639.3       $3,274.8
Total assets                                                   4,384.2        4,371.9        4,036.9        4,030.7        3,707.6
Total liabilities                                              3,926.7        3,832.0        3,618.6        3,524.8        3,286.4
Total shareholder's equity (D)                                   457.5          539.9          418.3          505.9          421.2
Unrealized appreciation
  of available-for-sale securities equity component (D)           35.3          108.7           15.3          104.6           50.8
OTHER OPERATING DATA:
Cash flows from operating activities                            $147.6         $189.1         $172.4         $173.6         $101.5
Cash flows from investing activities                            (133.7)        (135.4)        (134.9)        (192.1)         (99.6)
Cash flows from financing activities                             (16.7)         (72.5)         (24.8)          14.5            9.2
Individual life insurance in force, net of
   reinsurance                                                 $25,725        $25,157        $25,282        $24,698        $23,947
Number of employees                                                412            406            457            489            505




STATUTORY DATA:
Premiums and deposits:
   Individual life                                              $312.7         $307.1         $296.4         $286.3         $270.2
   Annuities (E)                                                  81.4          197.1          187.8           90.4           65.2

--------------------

(A) The merger of American Mutual Life into Central Life, which was consummated in 1994, has been accounted for as a pooling of interests transaction.

(B) Retroactively reflects the pro forma effect of the issuance of 18.16 million shares of Class A Common Stock and 5.0 million shares of Class B Common Stock at the beginning of the respective periods and gives retroactive effect to the Capital Contribution.

(C) For purposes of computing the ratio of earnings to fixed charges, "earnings" consists of income from operations before federal income taxes and fixed charges. "Fixed charges" consist of interest expense on debt and amortization of debt expense.

(D) Amounts reported prior to December 31, 1996 reflect policyowners' equity. From December 31, 1993, results reflect the impact of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

(E) Effective May 1996, substantially all new sales of individual deferred annuities are made through the Ameritas Joint Venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     THE FOLLOWING ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

OVERVIEW

     The Company is engaged in the business of underwriting, marketing and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 45 states and the District of Columbia. The Company's primary product offerings consist of whole life, universal life and term life insurance policies and fixed annuities. Since April 1, 1996 the Company has been a party to the Ameritas Joint Venture with Ameritas Life Insurance Corp., through which it now markets fixed annuities and has begun to sell variable annuities and variable life insurance products.

     In accordance with GAAP, universal life insurance premiums and annuity deposits received are reflected as increases in liabilities for policyowner account balances and not as revenues. Revenues reported for universal life and annuity products consist of policy charges for the cost of insurance, administration charges and surrender charges assessed against policyowner account balances. Surrender benefits paid relating to universal life insurance policies and annuity products are reflected as decreases in liabilities for policyowner account balances and not as expenses. Amounts for interest credited to universal life and annuity policyowner account balances and benefit claims in excess of policyowner account balances are reported as expenses in the financial statements. The Company receives investment income earned from the funds deposited into account balances by universal life and annuity policyowners, the majority of which is passed through to such policyowners in the form of interest credited.

     Premium revenues reported for traditional life insurance products are recognized as revenues when due. Future policy benefits and policy acquisition costs are recognized as expenses over the life of the policy by means of a provision for future policy benefits and amortization of deferred policy acquisition costs.

     The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized as an expense in proportion to expected profits or margins. This amortization is adjusted when current or estimated future gross profits or margins on the underlying policies vary from previous estimates. For example, the amortization of deferred policy acquisition costs is accelerated when policy terminations are higher than originally estimated or when investments supporting the policies are sold at a gain prior to their anticipated maturity. Death and other policyowner benefits reflect exposure to mortality risk and fluctuate from period to period based on the level of claims incurred within insurance retention limits. The profitability of the Company is primarily affected by expense levels, interest spread results (i.e., the excess of investment earnings over the interest credited to policyowners) and fluctuations in mortality, persistency and other policyowner benefits. The Company has the ability to mitigate adverse experience through adjustments to credited interest rates, policyowner dividends or cost of insurance charges.

THE CLOSED BLOCK

     In connection with the Reorganization, the Closed Block was established. Insurance policies which had a dividend scale in effect as of June 30, 1996 were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the Reorganization, assets would be available to maintain the dividend scales and interest credits in effect for 1995 if the experience underlying such scales and credits continues.

     The contribution to the operating income of the Company from the Closed Block is reported as a single line item in the income statement. Accordingly, premiums, product charges, investment income, realized gains (losses) on investments, policyowner benefits and dividends attributable to the Closed Block, less certain minor expenses and the amortization of deferred policy acquisition costs, are shown as a net number under the caption "Contribution from the Closed Block." This results in material reductions in the respective line items in the income statement while having no effect on net income. The expenses associated with the administration of the policies included in the Closed Block and the renewal commissions on these policies are not charged against the Contribution from the Closed Block, but rather are grouped with underwriting, acquisition and insurance expenses. Also, all assets allocated to the Closed Block are grouped together and shown as a separate item entitled "Closed Block Assets." Likewise, all liabilities attributable to the Closed Block are combined and disclosed as the "Closed Block Liabilities."

COMBINED RESULTS OF OPERATIONS

Since the operating results from the Closed Block for the six months ended December 31, 1996 are reported on one line of the income statement, "Contribution from the Closed Block," the individual income statement components for 1996 are not fully comparable with those for 1995 and 1994, prior to the establishment of the Closed Block. Management believes that the presentation of the results of operations for 1996 on a combined basis as if the Closed Block had not been formed facilitates comparability with the results of operations for 1995 and 1994. Accordingly, the combined presentation set forth below includes certain revenues and expenses associated with the policies included in the Closed Block. Such presentation does not, however, affect the Company's reported net income.

                                                                  Year Ended December 31, 1996
                                                              --------------------------------------
                                                              Reported   Closed Block       Combined
                                                              --------   ------------       --------
                                                                        (In thousands)
Revenues
  Insurance premiums                                          $138,476       $108,315       $246,791
  Product charges                                               49,347          9,324         58,671
  Net investment income                                        229,884         56,329        286,213
  Realized gains (losses) on investments                        65,983            481         66,464
  Other revenue                                                  2,711              -          2,711
  Contribution from the Closed Block                            19,909        (19,909)             -
                                                               -------        -------        -------
  Total revenues                                               506,310        154,540        660,850

Benefits and expenses
  Policyowner benefits                                         261,869        103,951        365,820
  Underwriting, acquisition and insurance expenses              59,925          2,969         62,894
  Amortization of deferred policy acquisition costs             40,160         18,412         58,572
  Dividends to policyowners                                     26,324         29,208         55,532
                                                               -------        -------        -------
  Total benefits and expenses                                  388,278        154,540        542,818

Income before income taxes                                     118,032              -        118,032
Income tax expenses                                             43,859              -         43,859
                                                               -------        -------        -------

Net income                                                     $74,173        $     -        $74,173
                                                               -------        -------        -------
                                                               -------        -------        -------

RESULTS OF OPERATIONS

     A summary of the Company's combined revenues, including revenues associated with the Closed Block, follows:

                                                                       Year Ended December 31,
                                                                ------------------------------------
                                                                  1996           1995           1994
                                                                  ----           ----           ----
                                                                            (In thousands)
Insurance premiums
       Traditional life insurance premiums                    $228,986       $219,732       $209,447
       Immediate annuity and supplementary
         contract premiums                                      16,082         17,659         16,680
       Other premiums                                            1,723          6,696         11,785
                                                                ------         ------         ------

          Total insurance premiums                             246,791        244,087        237,912

Universal life product charges                                  57,834         56,763         55,815
Annuity product charges                                            837            607            547
                                                                ------         ------         ------

          Total product charges                                 58,671         57,370         56,362

Net investment income                                          286,213        285,244        275,691
Realized gains (losses) on investments                          66,464         51,387        (19,930)
Other revenues                                                   2,711          5,390          2,391
                                                                ------         ------         ------

          Total revenues                                      $660,850       $643,478       $552,426
                                                              --------       --------       --------
                                                              --------       --------       --------

     Individual life and annuity premiums and product charges increased $9.0 million to $303.8 million, or 3.1%, from $294.8 million in 1995 and $21.3 million, or 7.5%, from $282.5 million in 1994. Insurance premiums increased $2.7 million to $246.8 million in 1996 compared to $244.1 million in 1995, and $237.9 million in 1994. Traditional life insurance premiums increased $9.3 million in 1996, nearly matching the $10.3 million increase experienced in 1995. While there have been modest decreases in new traditional life insurance production over the past two years, continued growth in renewal premiums has produced the increase in traditional life insurance premiums in both 1996 and 1995. Changes in the level of immediate annuity deposits and supplementary contract premiums have primarily been the result of fluctuations in immediate annuity sales. Other premiums have decreased significantly over the past two years primarily due to the Company's exit from several group life and long-term disability reinsurance pools in 1995 and the sale of the Company's remaining group life operation in 1996.

     Universal life product charges have increased slightly in each of the past two years primarily due to increased cost of insurance charges as a result of the normal aging of that block of business.

     Net investment income increased by $1.0 million to $286.2 million in 1996 compared to $285.2 million in 1995, and $275.7 million in 1994. The increases in net investment income in 1996 and 1995 were both attributable to increases in average invested assets partially offset by declines in the effective yields on average invested assets. Average invested assets (excluding market value adjustments) increased by $171.8 million to $3,790.1 million in 1996, compared to $3,618.3 million in 1995, and $3,462.2 million in 1994. The increase in average invested assets in 1996 was largely attributable to the investment of the $175.0 million proceeds from bank borrowings late during the year. The effective yield on average invested assets (excluding market value adjustments) decreased to 7.55% in 1996 from 7.88% in 1995 and 7.96% in 1994. The decrease in effective yield in 1996 was primarily due to lower bond yields and the timing of the investment of the proceeds from the bank borrowing. The decrease in effective yield in 1995 reflected a reduction in interest income on both bonds and commercial mortgages as a result of lower market interest rates on new investments.

     Realized gains on investments were $66.4 million in 1996 compared to gains of $51.4 million in 1995 and losses of $19.9 million in 1994. The increase in gains of $15.0 million in 1996 resulted primarily from increased sales of common stock in the investment portfolio. The increase of $71.3 million in 1995 resulted primarily from the combination of increased gains of $32.5 million over 1994 amounts from the sale of common stock and a gain of $9.4 million in 1995 compared to a loss of $25.5 million in 1994 from sales of fixed maturity securities. Of the losses incurred in 1994, $21.1 million were incurred in connection with sales of fixed maturity securities which resulted from a planned investment strategy that maximized the after-tax proceeds from the sale of selected fixed maturity securities. The sales of common stock in 1996 and 1995 were a direct result of the Company's decision to reduce the level of equity securities as a percentage of its investment portfolio on a long-term basis. Proceeds from these sales were invested primarily in fixed maturity securities.

     Other revenues were relatively level in 1994 and 1996 with a modest increase to $5.4 million in 1995. The increased other revenues in 1995 were primarily due to a gain of $3.1 million which resulted from the curtailment of the Company's defined benefit pension plans effective December 31, 1995. Effective January 1, 1996, such defined benefit pension plans were replaced with a defined contribution savings and retirement plan.

A summary of the Company's combined policyowner benefits, including policyowner benefits associated with the Closed Block, follows:

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                1996           1995           1994
                                                                ----           ----           ----
                                                                          (In thousands)
Traditional life insurance
   Death benefits                                             $ 32,251       $ 32,196       $ 30,044
   Change in liability for future policy benefits
      and other policy benefits                                160,036        152,742        149,283
                                                              --------       --------       --------

   Total traditional life insurance benefits                   192,287        184,938        179,327

Universal life insurance
   Death benefits in excess of cash value                       23,871         20,802         20,418
   Interest credited to policyowner account balances            43,203         41,532         38,647
   Other policy benefits                                         3,026          5,218          5,432
                                                              --------       --------       --------

      Total universal life insurance benefits                   70,100         67,552         64,497

Annuities
   Interest credited to deferred annuity
      account balances                                          66,254         78,120         77,980
   Other annuity benefits                                       34,334         35,582         34,918
                                                              --------       --------       --------

      Total annuity benefits                                   100,588        113,702        112,898

Miscellaneous benefits                                           2,845          8,428         13,174
                                                              --------       --------       --------

      Total policyowner benefits                              $365,820       $374,620       $369,896
                                                              --------       --------       --------
                                                              --------       --------       --------

     Total policyowner benefits were $365.8 million in 1996 compared to $374.6 million in 1995 and $369.9 million in 1994. Traditional life insurance benefits increased by $7.3 million in 1996 compared to a $5.6 million increase in 1995. Such increases in 1996 and 1995 were primarily due to the growth in the amount of such business in force. Universal life insurance benefits increased by $2.5 million in 1996 and by $3.1 million in 1995. The increased benefits in 1996 were due to increased mortality costs and increased interest credited to policyowner account balances, with the increase in 1995 primarily due to increased interest credited to policyowner account balances. While the weighted average crediting rate for the Company's universal life liabilities decreased 19 basis points to 6.27% in 1996 from 6.46% in 1995, the Company's average liabilities increased $39.8 million from 1995 to 1996, resulting in the increased credited amounts in 1996. The weighted average crediting rate increased two basis points from 6.44% in 1994 to 6.46% in 1995, and the Company's average liabilities increased $41.9 million from 1994 to 1995, resulting in the increased interest credited amounts in 1995.

     While annuity benefits were relatively level in 1995 and 1994, such benefits decreased $13.1 million in 1996 to $100.6 million. Such benefits decreased in 1996 primarily due to reduced interest credited to policyowner account balances. The weighted average crediting rate for the Company's individual deferred annuity liabilities decreased 80 basis points to 5.36% in 1996 compared to 6.16% in 1995 and the Company's average deferred annuity liabilities decreased $71.0 million from 1995 to 1996, also contributing to the lower interest credited amounts in 1996. The weighted average crediting rate decreased 25 basis points from 6.41% in 1994 to the 6.16% in 1995 while the Company's average liabilities increased $32.1 million from 1994 to 1995, resulting in the slightly increased interest credited amounts in 1995.

     Miscellaneous benefits have decreased significantly over the past two years primarily due to the Company's exit from several group life and long-term disability reinsurance pools in 1995 and the sale of the Company's remaining group life operation in 1996.

     A summary of the Company's combined expenses, including expenses associated with the Closed Block, follows:

                                                                        Year Ended December 31,
                                                                  ----------------------------------
                                                                  1996           1995           1994
                                                                  ----           ----           ----
                                                                            (In thousands)
Commission expense, net of deferrals                          $  7,892       $ 10,448       $  9,451
Other underwriting, acquisition and insurance
   expenses, net of deferrals                                   55,002         48,207         59,153
Amortization of deferred policy acquisition costs               58,572         50,239         42,756
                                                               -------        -------        -------

   Total expenses                                             $121,466       $108,894       $111,360
                                                              --------       --------       --------
                                                              --------       --------       --------

     Commission expense, net of deferrals, decreased $2.5 million to $7.9 million in 1996 compared to $10.4 million in 1995, and $9.4 million in 1994. The reduction in 1996 was primarily due to a decrease in gross commission expense as a result of lower life insurance sales in 1996 and the transfer of new annuity sales to the Ameritas Joint Venture in May 1996. The increase in such expenses in 1995 of $1.0 million was primarily the result of the integration of the product lines of Central Life and American Mutual Life following the merger at the end of 1994, and an increase in gross commissions of $3.0 million in 1995 as a result of increased sales. Other underwriting, acquisition and insurance expenses, net of deferrals, increased by $6.8 million, or 14.1%, to $55.0 million in 1996. The increase in expenses during 1996 was due to increased costs related to the Reorganization of $0.1 million, the formation of the Ameritas Joint Venture of $0.4 million, and expenses related to changing the name of the life company to AmerUs Life of $0.7 million; higher premium taxes of $1.1 million due to a one-time adjustment to the amortization of the guaranty association asset and an increased accrual for estimated future assessments; and increased settlements and associated legal fees of $4.7 million. 1996 settlements and legal fees included the establishment of a $5.0 million reserve in connection with certain pending class action litigation.

Management would not consider this charge a normal recurring type and as such would add back this item net of tax in determining operating earnings. If such an adjustment would have been made, adjusted operating earnings for 1997 would have been $40.9 million. Other underwriting, acquisition and insurance expenses, net of deferrals, decreased in 1995 by $10.9 million, or 18.5%, to $48.2 million. 1995 was the first year of the consolidated operations of Central Life and American Mutual Life. As a result of the combination, approximately $7.8 million of cost reductions were realized in 1995 from 1994 combined levels, excluding the merger-related expenses described below. These reductions in 1995 were partially offset by increased legal and settlement costs of $1.1 million, higher incentive compensation of $1.0 million and $2.2 million of expenses related to the investigation and review of alternative capital structures, including implementation of the Reorganization. Included in 1994 expenses were approximately $10.0 million of expenses related to the merger of the two companies compared to $2.2 million of merger-related costs in 1995.

     The amortization of deferred policy acquisition costs increased by $8.3 million in 1996 and $7.5 million in 1995. Since deferred policy acquisition costs are primarily amortized in proportion to gross margins, the increases in amortization in 1996 and 1995 are primarily due to higher gross margins including increasing realized capital gains over the past two years.

     Dividends to policyowners increased by $6.1 million, or 12.3%, to $55.5 million in 1996 compared to $49.4 million in 1995, and $45.0 million in 1994. The increase in dividends over each of the past two years was primarily the result of the growth and aging of in force business. Traditional life reserves grew 8.4% from the end of 1994 to the end of 1995 and an additional 7.6% to the end of 1996, or to $1.21 billion. The weighted average dividend rate credited to these policies was 7.17% in 1996 compared to 7.14% in both 1995 and 1994.

     Income before income taxes increased by $7.5 million to $118.0 million in 1996 compared to $110.5 million in 1995, and $26.1 million in 1994. The increase in 1996 resulted primarily from the increase in realized gains on investments. The significant increase in income before taxes in 1995 resulted largely from net realized gains on investments of $51.4 million in 1995 compared to net realized losses on investments of $19.9 million in 1994; the $9.5 million increase in net investment income and the reduced expenses in 1995, partially offset by higher dividends to policyowners in 1995.

     Income tax expense increased $2.6 million in 1996 to $43.8 million compared to $41.2 million in 1995, and $19.4 million in 1994. The increased 1996 income taxes were the result of the higher pre-tax income due primarily to the increased realized gains on investments and a $4.5 million provision for the equity add-on tax in the first half of 1996, partially offset by $2.7 million of low-income housing tax credits. The equity add-on tax is applicable only to mutual life insurance companies and the Company believes such tax will not be applicable to the Company after June 30, 1996 due to the Company's conversion into a stock company. The increased 1995 income taxes were the result of the higher pre-tax income discussed above. The effective income tax rate for 1996 was 37.2% compared to 37.3% in 1995, and 74.5% in 1994. In 1994, the Company as a mutual life insurance company was subject to the equity add-on tax which resulted in an additional $9.6 million of income tax expense. The effective income tax rate for 1994, adjusted to remove the equity add-on tax, would have been 37.8%. The 1995 equity add-on tax was zero.

     Net income increased by $4.9 million in 1996 to $74.2 million compared to $69.3 million in 1995, and $6.7 million in 1994. The increased net income in 1996 resulted largely from the higher pre-tax income due primarily to the increased realized gains on investments. The significant increase in net income in 1995 resulted from the increases in pre-tax income discussed above.

LIQUIDITY AND CAPITAL RESOURCES

 THE COMPANY

     The Company's cash flow from operations will consist of dividends from subsidiaries, if declared and paid, interest income on loans and advances to its subsidiaries (including a surplus note issued to the Company by AmerUs Life), investment income on assets held by the Company and fees which the Company will charge AmerUs Group, AmerUs Life and certain other of its affiliates for management services, offset by the expenses incurred for debt service, salaries and other expenses.

     The Company intends to rely primarily on dividends and interest income from AmerUs Life to make any dividend payments to its shareholders. The payment of dividends by AmerUs Life to the Company is regulated under Iowa law. Under Iowa law, AmerUs Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Iowa Commissioner to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of AmerUs Life's capital and surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. During 1997, the maximum amount that would have been legally available for distribution to the Company, absent the dividends paid as a part of the Reorganization, without further regulatory approval would have been approximately $34 million. However, as a result of the Distribution, AmerUs Life will not be able to pay dividends to the Company in 1997 without the prior consent of the Iowa Commissioner. It is the Company's intention to seek regulatory approval to pay dividends from AmerUs Life during 1997. However, at December 31, 1996, the Company also had the ability to borrow up to approximately $119 million from AmerUs Life without prior regulatory approval. The Company would utilize this borrowing capacity, if necessary, to meet its liquidity needs including the payment of dividends to its shareholders. Any such borrowings from AmerUs Life would be repaid from future available dividends from AmerUs Life. Management believes that the Company's access to capital through borrowings from AmerUs Life, public equity and debt markets and its $75 million revolving credit facility provide the Company with sufficient liquidity and capital resources during 1997, irrespective of whether regulatory approval for the payment of dividends by AmerUs Life is obtained.

     In December, 1996, the Company entered into a bank credit agreement, which was comprised of $100 million in term debt and $75 million under a revolving line of credit ("Bank Credit Facility"). Immediately after establishing the Bank Credit Facility the Company borrowed $100 million under the term debt component of the facility and $75 million under the revolving line of credit. The Company contributed $125 million of the borrowings under the Bank Credit Facility to AmerUs Life and used $50 million to purchase a 9% surplus note, due December 1, 2006, from AmerUs Life. Proceeds from the Company's common stock and capital note offerings were used to repay $50 million of borrowings outstanding under the term facility and $75 million of borrowing outstanding under the revolving line of credit. The Company has $75 million of unused borrowing capacity under its revolving line of credit.

     In connection with the Bank Credit Facility, the Company pledged approximately 49.9% of the common stock of AmerUs Life owned by the Company and a $50 million 9% surplus note payable to the Company by AmerUs Life.

     The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources or from debt or equity financing. As of December 31, 1996 the Company had no material commitments for capital expenditures. In the future the Company anticipates that its liquidity and capital needs will be met through interest and dividends from AmerUs Life, accessing the public equity and debt markets depending upon market conditions, or alternatively from bank financing.

     At December 31, 1996, AmerUs Life had substantial excess statutory capital as its adjusted statutory capital was $355.7 million resulting in an RBC ratio in excess of 700% of the authorized control level RBC.

 AMERUS LIFE

     AmerUs Life's cash inflows consist primarily of premium income, deposits to policyowner account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Cash outflows are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, income taxes and current operating expenses. Life insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash inflows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.

     Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to shareholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities and its insurance products, will be adequate to meet AmerUs Life's anticipated short-term cash obligations.

     AmerUs Life generated cash flows from operating activities of $147.6 million, $189.1 million and $172.4 million, for the years ended December 31, 1996, 1995 and 1994, respectively. Excess operating cash flows were primarily used to increase AmerUs Life's fixed maturity investment portfolio consistent with the long-term investment objective of the Company to reduce the level of equity investments and mortgages as a percentage of its investment portfolio.

     Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of life insurance product and annuity. AmerUs Life continuously monitors benefits and surrenders to provide projections of future cash requirements. As part of this monitoring process, AmerUs Life performs cash flow testing of its assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing its investment strategy, AmerUs Life establishes a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and AmerUs Life's claims-paying and financial strength ratings.

     AmerUs Life takes into account asset-liability management considerations. Contract terms for AmerUs Life's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes statutory liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at December 31, 1996 (dollars in millions):

     Not subject to discretionary withdrawal                              $  209
     Subject to discretionary withdrawal with adjustments:
       Specified surrender charges (A)                            $885
       Market value adjustments                                    393
                                                              --------
          Subtotal                                                         1,278
     Subject to discretionary withdrawal without adjustments                 579
                                                                        --------
       Total                                                              $2,066
                                                                        --------
                                                                        --------
--------------

(A) Includes $301 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     Through its membership in the Federal Home Loan Bank of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit, the amount of which is re-set annually, is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by AmerUs Life, which supported a borrowing capacity of $36.6 million as of December 31, 1996. Interest is payable at a current rate at the time of any advance. As of December 31, 1996, AmerUs Life had a $25 million open secured line of credit with no amount outstanding.

     In the future, in addition to cash flows from operations and AmerUs Life's borrowing capacity, AmerUs Life would anticipate obtaining its required capital from the Company as the Company will have access to the public markets.

INVESTMENT PORTFOLIO

 GENERAL

     The Company maintains a diversified portfolio of investments which is supervised by an experienced in-house staff of investment professionals. The Company employs sophisticated asset management techniques in order to achieve competitive yields, while maintaining risk at acceptable levels. The asset portfolio is segmented by liability type, with tailored investment strategies for specific product lines. Investment policies and significant individual investments are subject to approval by the Investment Committee of the Board of Directors of AmerUs Life. Management regularly monitors individual assets and asset groups, in addition to monitoring the overall asset mix. In addition, the Investment Committee reviews investment guidelines and monitors internal controls.

 INVESTMENT STRATEGY

     The Company's investment philosophy is to employ an integrated asset/liability management approach with separate investment portfolios for specific product lines, such as traditional life, universal life and annuities, to generate attractive risk-adjusted returns on capital. Essential to this philosophy is coordinating investments in the investment portfolio with product strategies, focusing on risk-adjusted returns and identifying and evaluating associated business risks.

     The Company's asset/liability management approach utilizes separate investment portfolios for specific product lines, such as traditional life, universal life and annuities. Investment policies and strategies have been established based on the specific characteristics of each product line. The portfolio investment policies and strategies establish asset duration, quality and other guidelines.

The Company utilizes analytical systems to establish an optimal asset mix for each line of business. The Company seeks to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

     The objective of the Company's mortgage backed securities ("MBS") investments is to provide incremental return, while maintaining reasonable liquidity and cash flow stability. Each MBS is evaluated to determine its interest rate sensitivity and average life variability. In general, the Company seeks investments which provide improved cash flow stability through either implicit or explicit prepayment protection. Investments with implicit prepayment protection can take the form of pass-throughs or collateralized mortgage obligations ("CMO"s) backed by seasoned pools of loans which have already had ample opportunity to refinance but have failed to do so. Explicit prepayment protection can take the form of prepayment lockouts, yield maintenance provisions or prepayment penalties, which are common features of multifamily MBS, commercial MBS and FHA-insured project loans. At December 31, 1996, the Company's MBS investment portfolio composition was approximately 15% fixed rate pass-throughs backed by seasoned loan pools, 18% floating rate pass-throughs and 67% CMOs with some form of explicit prepayment protection. The Company has established specific investment guidelines for the management of MBS. As a general policy, the Company does not invest in interest-only and principal-only or other similar leveraged derivative mortgage instruments.

     The Company has improved the quality of its investment portfolio in recent years in a number of respects. The Company has reduced real estate-related assets (defined as real estate loans and real estate equity investments) as a percentage of total invested assets from previous levels. Real estate related assets, which totaled 19.2% of total invested assets as of December 31, 1993, were reduced to 5.8% of total invested assets as of December 31, 1996. The Company's problem loan ratio (defined as aggregate delinquent, in process of foreclosure and restructured mortgage loans) also decreased from 21.3% of the loan portfolio as of December 31, 1994 to 9.4% as of December 31, 1995, and to 3.5% as of December 31, 1996.

     The Company in recent years has also reduced its exposure to higher risk fixed maturity securities and common stock. The Company's percentage of higher risk fixed maturity assets (defined as assets categorized in NAIC designations 3-6) was approximately 5.3% of total invested assets as of December 31, 1996, as compared to 5.3% as of December 31, 1995 and 6.9% as of December 31, 1994. In addition, the Company decreased its common stock holdings to .9% of total invested assets as of December 31, 1996, down from 2.1% as of December 31, 1995 and 3.7% as of December 31, 1994.

  INVESTED ASSETS

     The Company maintains a diversified portfolio of investments, including public and private fixed maturity securities, commercial mortgage loans and equity real estate. The Company's objective is to maintain a high-quality, diversified fixed maturity securities portfolio that produces a yield and total return that supports the various product line liabilities and the Company's earnings goals.

     In connection with the Reorganization, an arrangement, known as a closed block ("Closed Block"), was formalized to give certain policyowners additional assurances as to the dividend policies of the Company. As a result of establishing the Closed Block on June 30, 1996, the Company allocated certain assets from its investment portfolio to the Closed Block (see Note 1 to the consolidated financial statements for further discussion). The following table summarizes consolidated invested assets by asset category as of December 31, 1996 and 1995, and sets forth the allocation of such assets between the Closed Block and the general account. The remaining information relating to the Company's investment portfolio presents information about the investment portfolio on a combined basis (including invested assets in both the Closed Block and the general account).

                                                                   CONSOLIDATED INVESTED ASSETS

                                                                           December 31,
                                               -----------------------------------------------------------------------------------
                                                                  1996                          1995
                                               --------------------------------------    -----------------------------------------
                                               Carrying
                                                 Value-     Carrying         Combined
                                                 Closed  Value-General       Carrying           % of       Carrying          % of
                                                  Block     Account            Value           Total         Value           Total
                                                  -----     -------            -----           -----         -----           -----
Fixed maturity securities:
     Public                                      $730.4       $2,263.4       $2,993.8          75.4%       $2,717.7          68.5%
     Private                                      170.9          151.4          322.3           8.1           424.4           10.7
                                                  -----          -----          -----          -----         ------          -----
          Subtotal                                901.3        2,414.8        3,316.1           83.5        3,142.1           79.2
Equity securities                                     -           64.0           64.0            1.6          109.7            2.8
Mortgage loans                                        -          225.8          225.8            5.7          353.6            8.9
Policy loans                                      166.8           65.2          232.0            5.8          220.0            5.6
Real estate:
    Investments                                       -            4.6            4.6             .1           20.2            0.5
    Foreclosures                                      -              -              -              -           31.9            0.8
                                               --------       --------       --------         ------       --------         ------
          Subtotal                                    -            4.6            4.6             .1           52.1            1.3
Other invested assets                                 -          114.0          114.0            2.9           48.1            1.2
Short-term investments                              3.1           13.3           16.4             .4           39.4            1.0
                                               --------       --------       --------         ------       --------         ------
Total invested assets                          $1,071.2       $2.901.7       $3,972.9         100.0%       $3,965.0         100.0%
                                               --------       --------       --------         ------       --------         ------
                                               --------       --------       --------         ------       --------         ------


 FIXED MATURITY SECURITIES

     The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality MBS and United States government and agency obligations. As of December 31, 1996, fixed maturity securities were $3,316.1 million, or 83.5% of the carrying value of invested assets with public and private fixed maturity securities constituting $2,993.8 million, or 90.3%, and $322.3 million, or 9.7%, of total fixed maturity securities, respectively.

     The following table summarizes the composition of the fixed maturity securities by category as of December 31, 1996 and 1995:

                   COMPOSITION OF FIXED MATURITY SECURITIES

                                                   December 31, 1996            December 31, 1995
                                                 ---------------------       -----------------------
                                               Carrying                      Carrying
                                                 Value      % of Total         Value      % of Total
                                                 -----      ----------         -----      ----------
                                                             (Dollars in millions)
  U.S. government/agencies                      $  46.2            1.4%       $  67.2            2.1%
  State and political subdivisions                    -              -            1.7            0.1
  Foreign governments                              26.7            0.8           22.4            0.7
  Corporate                                     1,938.4           58.4        2,131.8           67.8
  Redeemable preferred stocks                      73.2            2.2
  MBS:
        U.S. government/agencies                  681.9           20.6          686.8           21.9
        Non-government/agencies                   549.7           16.6          232.2            7.4
                                              ---------         -------     ---------         -------
        Subtotal-MBS                            1,231.6           37.2          919.0           29.3
                                              ---------         -------     ---------         -------
    Total                                      $3,316.1          100.0%      $3,142.1          100.0%
                                              ---------         -------     ---------         -------
                                              ---------         -------     ---------         -------


     The following table summarizes fixed maturity securities by remaining maturity as of December 31, 1996:


           REMAINING MATURITY OF FIXED MATURITY SECURITIES

                                                Carrying
                                                  Value     % of Total
                                                  -----     ----------
                                                 (Dollars in millions)
    Due:
      In one year or less (1997)                $  47.6            1.4%
      One to five years (1998-2002)               534.7           16.1
      Five to 10 years (2003-2007)                866.4           26.2
      10 to 20 years (2008-2017)                  306.5            9.2
      Over 20 years (2018 and after)              329.3            9.9
                                              ---------      ---------
        Subtotal                                2,084.5           62.8
    MBS                                         1,231.6           37.2
                                              ---------      ---------
          Total                                $3,316.1          100.0%
                                              ---------      ---------
                                              ---------      ---------


     The Company's portfolio of investment grade fixed maturity securities is diversified by number and type of issuer. As of December 31, 1996, investment grade fixed maturity securities included the securities of over 657 issuers, with 1,027 different issues of securities. No issuer represents more than 2.8% of investment grade fixed maturity securities.

     Below-investment grade fixed maturity securities as of December 31, 1996 included the securities of 49 issuers representing 6.4% of total invested assets, with the largest being a $10.0 million investment.

     As of December 31, 1996, 78.1% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor's rating equivalents, of fixed maturity securities as of December 31, 1996:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                                 December 31, 1996
                                              ------------------------------------------------------------------------------------
   NAIC           Standard & Poor's            Carrying           % of       Carrying           % of       Carrying           % of
Designation    Equivalent Designation           Value            Total         Value           Total        Value            Total
-----------    ----------------------           -----            -----         -----           -----        -----            -----
                                                          Public                       Private                        Total
                                                ----------------------         ---------------------        ----------------------
                                                                                (Dollars in millions)
     1         A- or higher                    $2,053.9           68.6%         $55.5           17.2%      $2,109.4           63.6%
     2         BBB- to BBB+                       763.9           25.6          230.9           71.6          994.8           30.0
                                               --------       --------       --------       --------       --------       --------
               Total investment grade           2,817.8           94.2          286.4           88.8        3,104.2           93.6
                                               --------       --------       --------       --------       --------       --------
     3         BB to BB+                          133.1            4.4           28.2            8.8          161.3            4.9
     4         B                                   42.9            1.4            6.9            2.1           49.8            1.5
     5         CBB or lower                           -              -              -              -              -              -
     6         In or near default                     -              -             .8             .3             .8              -
                                               --------       --------       --------       --------       --------       --------
               Total below investment grade      $176.0            5.8%         $35.9           11.2%        $211.9            6.4%
                                               --------       --------       --------       --------       --------       --------
               Total                           $2,993.8          100.0%        $322.3          100.0%      $3,316.1            100%
                                               --------       --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------       --------

     MBS comprise a core position within the Company's fixed maturity securities investments. MBS investments include residential, commercial MBS, home equity loans (including home equity loans purchased from one of the Company's affiliates), manufactured housing, FHA Title I and CMBS. Residential mortgage pass-throughs and CMOs total $904.9 million or 22.8% of total invested assets. As of December 31, 1996, MBS were $1,231.6 million or 31.0%, of total invested assets of which $681.9 million, or 55.4% of MBS were guaranteed by the United States government or an agency of the United States government. Other MBS were $549.7 million, or 44.6%, of MBS as of December 31, 1996. Management believes that the quality of assets in the MBS portfolio is generally high, with 85.9% of such assets representing agency backed or "AAA" rated securities.

     The Company uses interest rate swaps and caps to reduce its exposure to changes in interest rates and to manage duration mismatches. Although the Company is subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. The Company's policy is to contract only with counterparties that are rated "AA" or higher; accordingly, it is expected that counterparties will be able to satisfy their obligations under such contracts. The Company is also subject to the risk associated with changes in the value of contracts. However, such adverse changes in value generally are offset by changes in the value of the items being hedged. The notional principal amounts of the swaps and caps, which represent the extent of the Company's involvement in such contracts but not the risk of loss, at December 31, 1996, amounted to $980.0 million. The swaps had a carrying value and a fair value which amounted to a net receivable position of $5.9 million at December 31, 1996. The carrying value and fair value of interest rate caps and swaptions amounted to $9.2 million and $8.1 million, respectively, and are reflected as "other investments" on the Company's consolidated financial statements as of December 31, 1996. The net amount payable or receivable from interest rate swaps and caps is accrued as an adjustment to interest income.

 MORTGAGE LOANS

     As of December 31, 1996, mortgage loans in the investment portfolio were $225.8 million, or 5.7% of the aggregate carrying value of invested assets. Of the December 31, 1996 amount, commercial mortgage loans were 98.5%, and residential mortgage loans were 1.5%.

     In the last several years, the Company has significantly reduced its mortgage loan investments as a percentage of its invested assets through sales of certain mortgage loan assets, decreased originations of new loans and write-downs of delinquent loans. As of December 31, 1993, mortgage loans totaled $652.2 million, or 17.9% of invested assets. By December 31, 1996, such investments totaled $225.8 million, or 5.7% of invested assets. Commercial mortgage loans consist primarily of fixed-rate mortgage loans on complete properties. As of December 31, 1996, the Company held 142 individual commercial mortgage loans having an average interest rate, maturity and balance of 9.3%, 74 months and $1.6 million, respectively.

     The Company is not originating new commercial mortgage loans although it is renewing existing loans in its portfolio in selected cases. The Company annually estimates the current loan-to-value ratios of its commercial mortgage loans based on an analysis of the operating statements of each mortgaged property.

     As of December 31, 1996, only one loan for $2.0 million, or .9%, of the Company's loan portfolio (principal balance) was classified as delinquent or in foreclosure. As of the same date, only $6.3 million, or 2.6%, of the company's loan portfolio (as measured by principal balance) was classified as restructured. For the year 1996, the Company's foreclosures were approximately $6.2 million (as measured by principal balance).

 EQUITY REAL ESTATE

     In recent years the Company has significantly reduced its equity real estate portfolio. As of December 31, 1996, investment real estate consisted of two properties located in two states. The carrying value of investment real estate as of December 31, 1996 was $4.6 million.

 OTHER

     The Company held $232.0 million of policy loans on individual insurance products as of December 31, 1996. Policy loans are permitted to the extent of a policy's contractual limits and are fully collateralized by policy cash values.

     As of December 31, 1996, the Company held equity securities of $64.0 million (primarily preferred stock). The largest holding of equity securities had a carrying value of $34.0 million as of December 31, 1996.

     The Company held $130.4 million of other invested assets (including short-term investments) on December 31, 1996. Other invested assets consist primarily of various joint venture investments and financial instruments.

 EFFECTS OF INFLATION AND INTEREST RATE CHANGES

     The Company does not believe that inflation has had a material effect on its consolidated results of operations.

     Interest rate changes may have temporary effects on the sale and profitability of the annuities and life insurance products offered by the Company. For example, if interest rates rise, competing investments (such as annuities or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the interest rate credited to owners of its annuities and life insurance products. In contrast, as interest rates fall, the Company attempts to adjust its credited rates to compensate for the corresponding decline in reinvestment rates. The Company monitors interest rates and sells annuities and life insurance policies that permit flexible responses to interest rate changes as part of the Company's management of interest spreads. However, the profitability of the Company's products is not based solely upon interest rate spreads but also on persistency, mortality and expenses.

     The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in a direct relationship with interest rate changes.

     Although all of its assets support all of its liabilities, the Company has developed an asset/liability management approach with separate investment portfolios for major product lines such as traditional life, universal life and annuities. Investment policies and strategies have been established based on the specific characteristics of each product line. The portfolio investment policies and strategies establish asset duration, quality and other guidelines. The Company utilizes analytical systems to establish an optimal asset mix for each line of business. The Company seeks to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

     In force reserves and the assets allocated to each segment are modeled on a regular basis to analyze projected cash flows under a variety of economic scenarios. The result of this modeling is used to modify asset allocation, investment portfolio duration and convexity and renewal crediting strategies. The Company does invest in collateralized mortgage obligations as part of its basic portfolio strategy, but uses other types of derivatives only as a hedge against the effects of interest rate fluctuations or to synthetically alter the investment characteristics of specific assets. For a further discussion and disclosure of the nature and extent of the Company's use of derivatives, see
Note 13 to the Consolidated Financial Statements.

FEDERAL INCOME TAX MATTERS

     Until 1997, the Company and its subsidiaries filed as part of a consolidated United States federal income tax return with AMHC and its subsidiaries. Beginning in 1997, the Company and its subsidiaries will not file as part of a consolidated United States federal income tax return with AMHC. Further, the Company and its subsidiary AmerUs Life will not be eligible to file a consolidated United States federal income tax return until December 31, 2002.

EMERGING ACCOUNTING MATTERS

 SFAS NO. 125

     In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides consistent accounting standards for securitizations and other transfers of financial assets, determines when financial assets (liabilities) should be considered sold (settled) and removed from the balance sheet, and determines when related revenues and expenses should be recognized. FASB Statement No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement will be applicable to the Company, however, management believes that it will have no material effect on the Company's consolidated financial statements.

 STATUTORY ACCOUNTING CODIFICATION

     The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is not expected to be completed before the end of 1997, will likely change certain statutory accounting practices. The codification may result in changes to the permitted or prescribed accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

     Additional financial statement schedules are included on pages S-3 through S-10 herein. Reference is made to the Index to Financial Statement Schedules on page S-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

     The Notice of 1997 Annual Meeting of Shareholders and Proxy Statement, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.   Reference is made to the index on page F-1 of the report.

(a)  2.   Reference is made to the index on page S-1 of the report.

(a)  3.   Exhibits

                   AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

EXHIBIT NO. DESCRIPTION

   2.1*     Plan of Reorganization dated October 27, 1995
   3.1      Amended and Restated Articles of Incorporation of the Company filed as Exhibit 3.5 to the registration statement of the Company on Form
            S-1, Registration Number 333-12234, is hereby incorporated by reference.
   3.2*     Bylaws of the Company
   4.1      Amended and Restated Trust Agreement dated as of February 3, 1997 among the Company, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as exhibit 3.6 to the registration statement of the Company and AmerUs Capital I on Form S-1, Registration Number
            333-13713, is hereby incorporated by reference.
   4.2      Indenture dated as of February 3, 1997 between the Company and
            Wilmington Trust Company relating to the Company's 8.85% Junior
            Subordinated Debentures, Series A, filed as exhibit 4.1 to the registration statement of the Company and AmerUs Capital I on Form
            S-1, Registration Number, 333-13713, is hereby incorporated by reference.
   4.3      Guaranty Agreement dated as of February 3, 1997 between the Company, as guarantor and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as exhibit 4.4 on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
   10.1     Amended and Restated Intercompany Agreement dated as of December 1,
            1996, among American Mutual holding Company, AmerUs Group Co. and the Company. Filed as Exhibit 10.81 to the company's registration statement on Form S-1, Registration Number 333-12237, is hereby incorporated by reference
   10.2*    Joint Venture Agreement, dated as of March 8, 1996, between American
            Mutual Insurance Company and Ameritas Life Insurance Corp., and
            First Amendment thereto dated as of April 1, 1996 between American
            Mutual Life Insurance Company and Ameritas Life Insurance Corp.
   10.3*    Management and Administrative Service Agreement, dated as of April
            1, 1996, among American Mutual Life Insurance Company, Ameritas
            Variable Life Insurance Company and Ameritas Life Insurance Corp.
   10.4*    Agreement and Plan of Merger, dated as of August 24, 1994, among
            Central Life Assurance Company and American Mutual Life Insurance
            Company
   10.5*    Line of Credit Application and Approval, dated February 28, 1996 and
            April 22, 1996, respectively, between American Mutual Life Insurance
            Company and Federal Home Loan Bank of Des Moines
   10.6*    All*AmerUs Supplemental Executive Retirement Plan, effective January
            1, 1996

   10.7*    American Mutual Life Insurance Company Supplemental Pension Plan
            (which was curtailed as of December 31, 1995)
   10.8*    Central Life Assurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995)
   10.9*    Management Incentive Plan
   10.10*   AmerUs Life Insurance Company Performance Share Plan
   10.11*   AmerUs Life Stock Incentive Plan
   10.12*   Employment Agreement, dated February 1, 1995, between American
            Mutual Life Insurance Company and Sam C. Kalainov
   10.13*   AmerUs Life Non-Employee Director Stock Plan
   10.14*   Modification of Real Estate Contract, dated as of July 1, 1996, between AmerUs Life Insurance Company and AmerUs Properties, Inc.
   10.15*   Asset Management and Disposition Agreement, dated January 3, 1995, between American Mutual Life Insurance Company and Central
            Properties, Inc. (now AmerUs Properties, Inc.)
   10.16*   Management Contract, dated January 1, 1993, between Central Life
            Assurance Company and Central Properties, Inc. (now AmerUs
            Properties, Inc.)
   10.17*   Management Contract, dated November 1, 1994, between American Mutual
            Life Insurance Company and CPI Resource Group (now AmerUs Group Co.)
   10.18*   Management Contract, dated January 1, 1993, between Central Life
            Assurance Company and Central Properties, Inc. (now AmerUs
            Properties, Inc.)
   10.19*   Management Contract, dated January 1, 1995, between American Mutual
            Life Insurance Company and Central Properties, Inc. (now AmerUs
            Properties, Inc.)
   10.20*   Management Contract, dated July 1, 1994, between Central Life
            Assurance Company and CPI Resource Group (now AmerUs Group Co.)
   10.21*   Management Contract, dated February 1, 1994, between Central Life
            Assurance Company and Central Properties, Inc. (now AmerUs
            Properties, Inc.)
   10.22*   Management Contract, dated May 1, 1994, between Central Life
            Assurance Company and Central Properties, Inc. (now AmerUs
            Properties, Inc.)
   10.23*   Management Contract, dated February 1, 1994, between Central Life
            Assurance Company and Central Properties, Inc. (now AmerUs
            Properties, Inc.)
   10.24*   Management Contract, dated January 4, 1994, between Central Life
            Assurance Company and CPI Resource Group (now AmerUs Group Co.)
   10.25*   Management Contract, dated November 1, 1994, between American Mutual
            Life Insurance Company and CPI Resource Group (now AmerUs Group Co.)
   10.26*   Lease - Business Property, dated December 1, 1995, between American
            Mutual Life Insurance Company and AmerUs Leasing
   10.27*   Lease - Business Property, dated January 1, 1996, between American
            Mutual Life Insurance Company and AmerUs Bank
   10.28*   Lease - Business Property, dated January 1,1 996, between American
            Mutual Life Insurance Company and AmerUs Bank
   10.29*   Lease - Business Property, dated January 1, 1996, between American
            Mutual Life Insurance Company and AmerUs Bank

   10.30* Lease - Business Property, dated January 1, 1996, between American Mutual Life Insurance Company and AmerUs Group
   10.31* Lease - Business Property, dated January 1, 1996, between American Mutual Life Insurance Company and AmerUs Group
   10.32* Assumption and Amendment of Lease Agreement, dated as of November 27, 1993 among Central Life Assurance Company, Midland Savings Bank FSB (now AmerUs Bank) and Midland Financial Mortgages, Inc. (now AmerUs Mortgage, Inc.)
   10.33* Form of Indemnification Agreement executed with directors and certain officers
   10.34* Amended and Restated Agreement and Certificate of Limited Partnership of CPI Housing Partners I, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P.
   10.35* Amended and Restated Agreement of Limited Partnership of American Mutual Affordable Housing Partners, L.P., dated as of September 1, 1995, among GrA Partners Joint Venture, AmerUs Properties, Inc., American Mutual Life Insurance Company, NCC Polar Company and NCC Orion Company
   10.36* Amended and Restated Agreement and Certificate of Limited Partnership of 65th & Vista, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P.
   10.37* Amended and Restated Agreement and Certificate of Limited Partnership of 60th & Vista, L.P., dated as of September 1, 1995, among I.R.F.B. Joint Venture, American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P.
   10.38* Certificate of Limited Partnership and Limited Partnership Agreement of CPI Housing Partners II, L.P., dated March 27, 1995, between Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company
   10.39* Amended and Rested Agreement and Certificate of Limited Partnership of API Housing Partners III, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc.
   10.40* Certificate of Limited Partnership and Limited Partnership Agreement of API Housing Partners IV, L.P., dated as of June 1995, between AmerUs Properties, Inc. and American Mutual Life Insurance Company
   10.41* Amended and Restated Agreement and Certificate of Limited Partnership of API Housing Partners V, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc.
   10.42* Amended and Restated Agreement and Certificate of Limited Partnership of API-Chimney Ridge Partners, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc.

   10.43* Certificate of Limited Partnership and Limited Partnership Agreement of API Housing Partners VI, L.P., dated as of October 10, 1995, between AmerUs Properties, Inc. and American Mutual Life Insurance Company
   10.44* Certificate of Limited Partnership and Limited Partnership Agreement of 86th & Meredith Associates, L.P., dated as of February 14, 1995, between Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company
   10.45* Certificate of Limited Partnership and Limited Partnership Agreement of Altoona Meadows Investors, L.P., dated as of February 22, 1995, between KPI Investments, Inc. and Dennis Galeazzi
   10.46* First Amendment to the Certificate of Limited Partnership and Limited Partnership Agreement of Altoona Meadows Investors, L.P., dated as of September 28, 1995, between KPI Investments, Inc. and American Mutual Life Insurance Company
   10.47* Loan Servicing Agreement, dated August 1, 1990, between Central Life Assurance Company and Midland Financial Mortgages, Inc. (now AmerUs Mortgage), filed as Exhibit 10.30 to Central Resource Group, Inc.'s Registration Statement on Form S-1, Registration No. 33-48359, filed on June 4, 1992
   10.48* Construction Loan Servicing Agreement, dated November 20, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
   10.49* Servicing Agreement, dated March 1996, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
   10.50* Loan Servicing Agreement, dated September 1, 1994, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs
            Bank)
   10.51* Miscellaneous Services Agreement, dated as of January 1, 1996, among American Mutual Life Insurance Company, AmerUs Group Co., AmerUs Bank, AmerUs Mortgage, Inc., Iowa Realty Company, Inc., Midland Homes, Inc., Iowa Title Company, AmerUs Insurance, Inc., and AmerUs Finance Inc.
   10.52* Amendment to Service Agreement, dated as of May 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank
   10.53* Data Processing Service Agreement, dated November 1, 1989, between Central Life Assurance Company and Midland Financial Savings and Loan Association (now AmerUs Bank), filed as Exhibit 10.29 to Central Resource Group, Inc.'s Registration Statement on Form S-1, Registration No. 33-48359, filed on June 4, 1992
   10.54* First Amendment to Data Processing Service Agreement, dated as of September 30, 1990, between Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs Bank)
   10.55* Second Amendment to data Processing Service Agreement, dated as of May 1, 1991, between Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs Bank)
   10.56* Third Amendment to Data Processing Service Agreement, dated as of October 1, 1991, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank)

   10.57*   Fourth Amendment to Data Processing Service Agreement, dated as of
            January 2, 1992, between Central Life Assurance Company and Midland
            Savings Bank, (now AmerUs Bank)
   10.58*   Fifth Amendment to Data Processing Service Agreement, dated as of
            June 1, 1993, between Central Life Assurance Company and Midland
            Savings Bank FSB (now AmerUs Bank)
   10.59*   Sixth Amendment to Data Processing Service Agreement, dated as of
            September 1, 1995, between American Mutual Life Company and AmerUs
            Bank
   10.60*   Seventh Amendment to Data Processing Service Agreement, dated as of
            January 1, 1996, between American Mutual Life Insurance Company and
            AmerUs Bank
   10.61*   Data Processing Support Services Agreement, dated as of July 1,
            1993, between Central Life Assurance Company and Midland Savings
            Bank, FSB (now AmerUs Bank)
   10.62*   Miscellaneous Services Agreement, dated as of February 5, 1992, between Central Life Assurance Company and Midland Savings Bank FSB
            (now AmerUs Bank)
   10.63*   Investment Management Agreement, dated as of August 15, 1992, between Central Life Assurance Company and Midland Savings Bank FSB
            (now AmerUs Bank)
   10.64*   Disbursement Services Agreement, dated as of April 15, 1995, between
            American Mutual Life Insurance Company and Midland Savings Bank FSB
            (now AmerUs Bank)
   10.65*   Purchase Agreement, dated as of June 28, 1996, between AmerUs Life
            Insurance Company and AmerUs Bank
   10.66*   Brokerage Contract dated January 1, 1995, among American Mutual Life
            Insurance Company and Midland Investment Services, Inc. (now AmerUs
            Investments, Inc.)
   10.67*   Servicing Agreement, dated March 1, 1992, between Central Life
            Assurance Company and Midland Investment Services, Inc. (now AmerUs
            Investments, inc.)
   10.68*   Tax Allocation Agreement dated as of November 4, 1996
   10.69*   Amended and Restated Articles of Limited Partnership of T.L.B.
            Limited Partnership, undated, among F. Barry Tapp, Lartnec
            Investment Co., Michael H. Taylor, Michael Longley and Michael A.
            Hammond, along with a Memorandum of Understanding Regarding
            Assignments of Partnership Interests dated December 21, 1988 and three corresponding Assignments of Partnership Interest dated
            December 6, 1988 wherein Central Life Assurance Company is Assignee, and an Assignment of Partnership Interest of T.L.B. Limited
            Partnership dated December 29, 1995, between Lartnec Investment Co.
            and AmerUs Properties, Inc.
   10.70*   Assignment of Partnership Interest of T.L.B. Limited Partnership,
            dated December 28, 1994, between Lartnec Investment Co. and Central
            Properties, Inc. (now AmerUs Properties, Inc.) and Assignment of
            Limited Partnership Interest of T.L.B. Limited Partnership, dated
            December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.

   10.71* Limited Partnership Agreement of South 19th Limited Partnership, dated December 30, 1985, among Lartnec Investment Co., F. Barry Tapp and Michael H. Taylor, along with a Memorandum of Understanding Regarding Assignments of Partnership Interests dated December 21, 1988 and three corresponding Assignments of Partnership Interest dated December 6, 1988 wherein Central Life Assurance Company is Assignee, and an Assignment of Partnership Interest of South 19th Limited Partnership dated December 29, 1995, between Lartnec Investment Co. and AmerUs Properties, Inc.
   10.72* Assignment of Partnership Interest of South 19th Limited Partnership, dated December 28, 1994, between Lartnec Investment Co. and Central Properties, Inc. (now AmerUs Properties, Inc.) and Assignment of Partnership Interest of South 19th Limited Partnership, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
   10.73* Limited Partnership Agreement of Theater Project Limited Partnership dated March 15, 1985, among Tapp Management, Inc., Tapp Management Co., Ltd., Michael Longley, Michael A. Hammond and Gary L. Wood along with an Amendment to Certificate of Limited Partnership, dated August 22, 1986, and an Assignment of Limited Partnership Interest, dated November 15, 1992, between F. Barry Tapp and Tapp Development Co., Ltd., and an Amended Certificate of Limited Partnership dated December 24, 1992
   10.74* Assignment of Limited Partnership Interest of Theater Project Limited Partnership, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
   10.75* Certificate of Limited Partnership and Limited Partnership Agreement of Lagos Vista Limited Partnership, dated August 10, 1994, between Central Properties, Inc. (now AmerUs Properties, Inc.) and Central Life Assurance Company
   10.76* Joint Venture Agreement, dated July 30, 1980, between F. Barry Tapp and Lartnec Investment Co., along with an Assignment by F. Barry Tapp of Interest in Tapp & LICO Properties, dated December 24, 1981, between F. Barry Tapp and Tapp Development Co., Ltd., an Assignment of Partnership Interest, dated December 6, 1988, between Tapp Development Co., Ltd. and Central Life Assurance Company and an Assignment of Joint Venture Interest of Tapp and LICO Properties, dated December 29, 1995, between Lartnec Investment Co. and AmerUs Properties, Inc.
   10.77* Assignment of Joint Venture Interest of Tapp and LICO Properties, dated December 28, 1994, between Lartnec Investment Co. and Central Properties, Inc. (now AmerUs Properties, Inc.) and Assignment of Joint Venture Interest of Tapp and LICO Properties, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.

   10.78*   Joint Venture Agreement, dated December 30, 1980, between MBT, Ltd.
            and Lartnec Investment Co., along with an Assignment by F. Barry
            Tapp of Interest in MBT, Ltd., dated December 24, 1981, between F.
            Barry Tapp and Tapp Development Co., Ltd., an Assignment by Michael
            H. Taylor of Interest in MBT, Ltd., dated December 23, 1981, between
            Michael H. Taylor and Tapp Development Co., Ltd., an Assignment of
            Limited Partnership interest, dated December 6, 1988, between Tapp
            Development Co., Ltd. and Central Life Assurance Company, and an
            Assignment of Joint Venture Interest of Round Rock Outlet, Ltd.,
            dated December 29, 1995, between Lartnec Investment Co. and AmerUs
            Properties, Inc.
   10.79*   Assignment of Joint Venture Interest of Round Rock Outlet, Ltd.,
            dated December 28, 1994, between Lartnec Investment Co. and Central
            Properties, Inc. (now AmerUs Properties, Inc.) and Assignment of
            Joint Venture Interest of Round Rock Outlet, Ltd., dated December
            30, 1995, between American Mutual Life Insurance Company and AmerUs
            Properties, Inc.
   10.80*   Revolving Credit and Term Loan Agreement, dated as of December 1996, among the Company, certain Signatory Banks thereto and The Chase
            Manhattan Bank, Note issued by the Company and Borrower Pledge
            Agreement
   11       Statement Regarding Computation of Per Share Earnings
   12       Statement Regarding Computation of Ratios
   21*      List of Subsidiaries of the Registrant
   27       Financial Data Schedule

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


------------------------

* Previously filed and identified with the same exhibit number in the Company's Registration Statement on Form S-1, Registration Number 333-12239, and is hereby incorporated by reference.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Des Moines, Iowa on March 25, 1997.

                                        AMERUS LIFE HOLDINGS, INC.


                                             /s/ Roger K. Brooks
                                        By:
                                             ----------------------------------
                                             Roger K. Brooks
                                             Chairman, President and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacity indicated on March 25, 1997.

          Signature                     Title(s)
          ---------                     --------

     /s/ Roger K. Brooks
----------------------------- Chairman, President and Chief Executive Officer
     Roger K. Brooks          (principal executive officer) and Director

     /s/ Michael E. Sproule
----------------------------- Executive Vice President and Chief Financial
     Michael E. Sproule       Officer (principal financial officer)

     /s/ Michael G. Fraizer
----------------------------- Senior Vice President and Controller/Treasurer
     Michael G. Fraizer       (principal accounting officer)

     /s/ John R. Albers
----------------------------- Director
          John R. Albers

     /s/ Malcolm Candlish
----------------------------- Director
     Malcolm Candlish

----------------------------- Director
     Maureen M. Culhane

     /s/ D T Doan
----------------------------- Director
     D T Doan


----------------------------- Director
     Thomas F. Gaffney

     /s/ Ilene B. Jacobs
----------------------------- Director
     Ilene B. Jacobs

     /s/ Sam C. Kalainov
----------------------------- Director
     Sam C. Kalainov

     /s/ John W. Norris, Jr.
----------------------------- Director
     John W. Norris, Jr.


     /s/ Jack C. Pester
----------------------------- Director
     Jack C. Pester

     /s/ John A. Wing
----------------------------- Director
     John A. Wing

                           AMERUS LIFE HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .F-2
Consolidated Balance Sheets as of
   December 31, 1996 and 1995. . . . . . . . . . . . . . . . . .F-3 through F-4
Consolidated Income Statements for the years ended
   December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . .F-5
Consolidated Statements of Stockholder's Equity for the years ended
   December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . .F-6
Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . .F-7 through F-9
Notes to Consolidated Financial Statements . . . . . . . . . .F-10 through F-44


     Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
AmerUs Life Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, the Company implemented the provisions of the Statement of Financial Accounting Standards (SFAS) No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts." Also, as discussed in note 1, the Company restated its consolidated financial statements to reflect the spin-off of a wholly owned subsidiary in 1996, which resulted in a change in the subsidiaries comprising the consolidated financial statements.



                                                           KPMG Peat Marwick LLP


Des Moines, Iowa
February 10, 1997

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                1996           1995
                                                                ----           ----
                                   ASSETS
Investments (notes 2 and 5):
  Securities available-for-sale at fair value:
    Fixed maturity securities                               $2,414,807     $3,142,096
    Equity securities                                           64,033        109,675
    Short-term investments                                      13,288         39,353
  Mortgage loans on real estate
    (notes 3 and 5)                                            225,743        353,597
  Real estate                                                    4,561         52,199
  Policy loans                                                  65,183        220,044
  Other investments                                            114,037         48,064
                                                            ----------     ----------
    Total investments                                        2,901,652      3,965,028
Cash                                                             1,814          4,620
Accrued investment income                                       30,792         49,226
Premiums and fees receivable                                     1,489          6,908
Reinsurance receivables                                          1,329          1,392
Deferred policy acquisition costs
  (note 4)                                                     120,481        267,711
Property and equipment (less accumulated
  depreciation 1996-$11,775; 1995-$19,229)                       4,393         13,502
Other assets                                                    52,111         63,559
Closed block assets                                          1,270,168              -
                                                            ----------     ----------
    Total assets                                            $4,384,229     $4,371,946
                                                            ----------     ----------
                                                            ----------     ----------

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                  LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Policy reserves and policyowner funds:
    Future life and annuity policy benefits                 $2,053,740     $3,435,505
    Policyowner funds                                           55,369         56,474
                                                            ----------     ----------
                                                             2,109,109      3,491,979
  Accrued expenses                                              14,227         11,100
  Dividends payable to policyowners                                  -        129,558
  Policy and contract claims                                     7,039         16,617
  Income taxes payable                                          25,182         18,760
  Deferred income taxes (note 6)                                 1,337         48,623
  Other liabilities                                             64,173         78,939
  Debt (note 5)                                                188,381         36,461
  Closed block liabilities                                   1,517,271              -
                                                            ----------     ----------
      Total liabilities                                      3,926,719      3,832,037
                                                            ----------     ----------
Stockholder's equity (note 11):
  Preferred stock, no par value,
    20,000,000 shares authorized, none issued                        -              -
  Common stock, Class A, no par value,
    75,000,000 shares authorized;
    14,500,000 shares issued and outstanding                    14,500              -
  Common stock, Class B, no par value,
    50,000,000 shares authorized;
    5,000,000 shares issued and outstanding                      5,000              -
  Unrealized appreciation of
    available-for-sale securities(note 2)                       35,300        108,714
  Retained earnings                                            402,710        431,195
                                                            ----------     ----------
      Total stockholder's equity                               457,510        539,909
                                                            ----------     ----------
Commitments and contingencies (note 10)
      Total liabilities and stockholder's equity            $4,384,229     $4,371,946
                                                            ----------     ----------
                                                            ----------     ----------


See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                1996           1995           1994
                                                                ----           ----           ----
Revenues:
   Insurance premiums                                         $138,476       $244,087       $237,912
   Universal life and annuity product charges                   49,347         57,370         56,362
   Net investment income (note 2)                              229,884        285,244        275,691
   Realized gains (losses) on investments (note 2)              65,983         51,387        (19,930)
   Other                                                         2,711          5,390          2,391
   Contribution from the Closed Block (note 1)                  19,909              -              -
                                                           -----------    -----------    -----------
                                                               506,310        643,478        552,426
                                                           -----------    -----------    -----------
Benefits and expenses:
   Policyowner benefits                                        261,869        374,620        369,896
   Underwriting, acquisition, and insurance expenses            59,925         58,655         68,604
   Amortization of deferred policy acquisition costs
      (note 4)                                                  40,160         50,239         42,756
   Dividends to policyowners                                    26,324         49,414         45,039
                                                           -----------    -----------    -----------
                                                               388,278        532,928        526,295
                                                           -----------    -----------    -----------

         Income before income tax expense                      118,032        110,550         26,131

      Income tax expense (note 6)                               43,859         41,202         19,464
                                                           -----------    -----------    -----------
         Net income                                            $74,173        $69,348         $6,667
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

      Pro forma net income per common share                      $3.20          $2.99              -
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

      Weighted average Common Shares outstanding            23,155,989     23,155,989              -
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------


See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                                           Unrealized
                                                                          appreciation                                      Total
                                                                         (depreciation) of                                  stock-
                                                  Common Stock          available-for-sale            Retained             holders
                                           Class A             Class B  securities (note 2)           earnings              equity
                                           -------             -------  -------------------           --------              ------
Balance at December 31, 1993                $    -              $    -            $104,581            $401,298            $505,879
   Net income                                    -                   -                   -               6,667               6,667
   Net unrealized depreciation                   -                   -             (89,261)                  -             (89,261)
   Dividend to American
      Mutual Holding Company
      (notes 8 and 11)                           -                   -                   -              (4,962)             (4,962)
                                          --------            --------            --------            --------            --------
Balance at December 31, 1994                     -                   -              15,320             403,003             418,323
   Net income                                    -                   -                   -              69,348              69,348
   Net unrealized appreciation                   -                   -              93,394                   -              93,394
   Dividend to American
      Mutual Holding Company
      (notes 8 and 11)                           -                   -                   -             (41,156)            (41,156)
                                          --------            --------            --------            --------            --------
Balance at December 31, 1995                     -                   -             108,714             431,195             539,909
   Net income                                    -                   -                   -              74,173              74,173
   Net unrealized depreciation                   -                   -             (73,414)                  -             (73,414)
   Dividend to American
      Mutual Holding Company
      (notes 8 and 11)                           -                   -                   -              (4,158)             (4,158)
   Capital Contributions to
      Affiliates (note 8)                        -                   -                                 (79,000)            (79,000)
   Issuance of common stock                 14,500               5,000                   -             (19,500)                  -
                                          --------            --------            --------            --------            --------
Balance at December 31, 1996               $14,500              $5,000             $35,300            $402,710            $457,510
                                          --------            --------            --------            --------            --------
                                          --------            --------            --------            --------            --------


See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                1996           1995           1994
                                                                ----           ----           ----
Cash flows from operating activities:
   Net income                                                  $74,173        $69,348         $6,667
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
      Policyowner assessments on universal
         life and annuity products                             (49,347)       (57,370)       (56,362)
      Interest credited to policyowner
         account balances                                      109,457        123,360        120,075
      Realized investment (gains) losses                       (65,983)       (51,387)        19,930
      Change in:
         Accrued investment income                               8,033          1,485         (1,250)
         Reinsurance ceded receivables                          (6,708)          (223)           666
         Deferred policy acquisition costs                     (12,235)        (7,491)       (11,682)
         Liabilities for future policy benefits                 16,504         94,856         94,862
         Policy and contract claims and other
            policyowner funds                                   (9,578)         6,814         (2,828)
         Income taxes:
            Current                                              6,422          3,298          6,727
            Deferred                                            (7,181)        (3,105)         2,602
      Other, net                                                15,127          9,538         (7,057)
      Change in Closed Block assets
         and liabilities, net                                   68,870              -              -
                                                            ----------     ----------     ----------
      Net cash provided by
         operating activities                                  147,554        189,123        172,350
                                                            ----------     ----------     ----------

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                1996           1995           1994
                                                                ----           ----           ----
Cash flows from investing activities:
   Purchase of fixed maturities
      available for sale                                    (1,423,268)      (887,971)      (886,236)
   Maturities, calls, and principal
      reductions of fixed maturities
      available for sale                                     1,362,115        595,879        591,965
   Purchase of equity securities                              (280,215)      (117,345)       (69,813)
   Proceeds from sale of equity securities                     363,358        178,115         48,117
   Proceeds from repayment and sale
      of mortgage loans                                        119,061        112,484        234,722
   Purchase of mortgage loans                                  (46,532)       (37,328)       (78,830)
   Purchase of real estate and other
      invested assets                                          (59,119)       (28,490)       (31,515)
   Change in policy loans, net                                  (6,630)       (10,532)       (12,364)
   Tax on capital gains                                        (22,255)       (16,524)         5,136
   Other assets, net                                           (47,712)        44,855         45,150
   Change in Closed Block investments, net                     (69,550)             -              -
   Initial establishment of the Closed Block                   (22,925)             -              -
                                                            ----------     ----------     ----------
      Net cash used in investing activities                   (133,672)      (135,373)      (134,862)
                                                            ----------     ----------     ----------
Cash flows from financing activities:
   Deposits to policyowner account balances                    156,420        272,431        260,172
   Withdrawals from policyowner account balances              (293,521)      (302,291)      (208,313)
   Change in debt, net                                         160,642         (1,496)       (71,708)
   Dividends to American Mutual Holding Company                 (4,158)       (41,156)        (4,962)
   Capital Contribution to Affiliates                          (36,071)             -              -
                                                            ----------     ----------     ----------
      Net cash used in financing activities                    (16,688)       (72,512)       (24,811)
                                                            ----------     ----------     ----------
      Net (decrease) increase in cash                           (2,806)       (18,762)        12,677
Cash at beginning of period                                      4,620         23,382         10,705
                                                            ----------     ----------     ----------
Cash at end of period                                           $1,814         $4,620        $23,382
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

Supplemental disclosure of cash activities:
   Interest paid                                                $2,224         $2,356         $5,394
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

   Income taxes paid                                           $45,417        $51,900        $14,630
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                1996           1995           1994
                                                                ----           ----           ----
Supplemental disclosure of non-cash
   investing and financing activities:
      Issuance of Class A and Class B
      Common Stock related to the
      Reorganization as a reclassification
         of retained earnings                                 $ 19,500       $      -       $      -
                                                              --------       --------       --------
                                                              --------       --------       --------
Capital Contribution to Affiliates:
   Net transfer of invested assets:
      Fixed maturities                                        $  3,550              -              -
      Real estate                                               38,432              -              -
      Mortgage Loans                                             9,309              -              -
      Equity Securities                                            802              -              -
      Debt assumed from affiliates                              (9,164)             -              -
                                                              --------       --------       --------
   Total non-cash items contributed                             42,929              -              -
   Cash contributed                                             36,071              -              -
                                                              --------       --------       --------
                                                              $ 79,000       $      -       $      -
                                                              --------       --------       --------
                                                              --------       --------       --------


See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     AmerUs Life Holdings, Inc.'s (the Company) operations consist primarily of marketing, underwriting, and distributing life insurance, annuities, and related products to individuals throughout the United States. The Company's products are sold through a career general agency system and a personal producing general agency system. The life insurance and annuity operations are the Company's only business segment.

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     The Company was formed on August 1, 1996 in conjunction with a plan of reorganization (the Reorganization) of the former American Mutual Life Insurance Company (American Mutual Life). Pursuant to the Reorganization which became effective on June 30, 1996 (the Effective Date), American Mutual Life was converted to a mutual insurance holding company structure whereby American Mutual Holding Company (AMHC), a mutual insurance holding company, was formed. Additionally, American Mutual Life was converted to a stock life insurance company and renamed AmerUs Life Insurance Company (AmerUs Life). All of the initial shares of capital stock of AmerUs Life were issued to AMHC.

     On August 1, 1996, AMHC contributed all of its shares of capital stock of AmerUs Life to AmerUs Group Co. (AmerUs Group). On the same date, the Company was formed, and all of its shares of capital stock were issued to AmerUs Group.

     Prior to the distribution (Distribution) by AmerUs Life of its Non-Life Insurance Subsidiaries (as defined below), AmerUs Life made a capital contribution of cash and other property (Capital Contribution) to or for the benefit of AmerUs Properties, Inc., AmerUs Bank and Iowa Realty Co., Inc., and each of their respective subsidiaries (Non-Life Insurance Subsidiaries). The net assets contributed in the Capital Contribution had an aggregate carrying value of approximately $79 million as of the date of contribution. Following the Capital Contribution, a series of transactions was undertaken by the Company and its affiliates. AmerUs Life effected the Distribution, pursuant to which it distributed the Non-Life Insurance Subsidiaries to AmerUs Group. Immediately after the Distribution, AmerUs Group contributed all of its shares of common stock in AmerUs Life to the Company. Under this structure, the Company is an intermediate holding company, with AmerUs Group as its direct parent company and AmerUs Life as its wholly-owned subsidiary. Under Iowa law, AMHC is required to retain direct or indirect ownership and control of shares representing a majority of the vote of the outstanding capital stock of the Company. Immediately following the Distribution, the Company entered into a bank credit facility pursuant to which it borrowed $100 million in term debt and $75 million under a revolving line of credit (Bank Credit Facility).

The Company used the proceeds from such borrowings to make a $125 million capital contribution to AmerUs Life and to purchase a $50 million surplus note from AmerUs Life.

     The effect of the Distribution was to decrease (increase) net income by $6,292,000, $10,539,000, ($101,000) in the years ended December 31, 1996, 1995, and 1994, respectively, such amounts representing the net income (loss) of Lartnec Investment Co., a former subsidiary of AmerUs Life, and its subsidiaries (collectively, Lartnec).

     As a result of the Reorganization, AMHC indirectly owned, through AmerUs Group, 14,500,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock of the Company. The Class B Common Stock must be held, directly or indirectly, by AMHC. The Class B Common Stock is generally convertible on a share-for-share basis for Class A Common Stock. Each share of Class A and
Class B Common Stock entitles its holder to one vote per share; however, the voting rights are adjusted if the number of Class A shares exceed the number of Class B shares such that the holders of Class B shares will always have a majority of the votes. AMHC must directly or indirectly control a majority of the voting shares of AmerUs Life. In addition, as long as the members of AMHC own directly or indirectly at least 50.1 percent of the voting power of the outstanding voting stock, AMHC is entitled to equity purchase rights which provide for the Company to notify AMHC in writing of a proposed sale of voting stock or any options, warrants, or rights to acquire voting stock. AMHC has the right to purchase the same proportionate number of shares being offered for sale as AMHC owns of the total shares at the time of the registration.

     In February 1997, AmerUs Group sold 2,793,489 shares of Class A common stock to the public and the Company issued 3,655,989 shares of Class A common stock in its initial public offering for gross proceeds of $56.7 million. As a result, AmerUs Group's ownership of the Company was reduced to 72.15%.

     The accompanying consolidated financial statements include only the accounts and operations, after intercompany eliminations, of AmerUs Life Holdings, Inc. and its wholly owned subsidiaries, principally, AmerUs Life Insurance Company and American Vanguard Life Insurance Company (American Vanguard Life).

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CLOSED BLOCK

     The Reorganization contained an arrangement, known as a closed block (the Closed Block), to provide for dividends on policies that were in force on the Effective Date and were within the classes of individual policies for which the Company had a dividend scale in effect at the time of the Reorganization. The Closed Block was designed to give reasonable assurance to owners of affected policies that assets will be available to support such policies, including maintaining dividend scales in effect at the time of the Reorganization, if the experience underlying such scales continues. The assets, including revenue therefrom, allocated to the Closed Block will accrue solely to the benefit of the owners of policies included in the block until the block is no longer in effect. The Company will not be required to support the payment of dividends except those contractually guaranteed on Closed Block policies from its general funds.

     The financial information of the Closed Block, while prepared on a GAAP basis, reflects its contractual provisions and not its actual results of operations and financial position. Many expenses related to the Closed Block operations are charged to operations outside of the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

     Summarized financial information of the Closed Block as of December 31, 1996 and from July 1, 1996 to December 31, 1996, is as follows (IN THOUSANDS):

                                                                         Closed Block
                                                                         ------------
ASSETS:
Fixed maturity securities, at fair value
  (amortized cost of $883,351)                                               $901,261
Short-term investments, at fair value                                           3,126
Policy loans                                                                  166,827
Cash                                                                                3
Accrued Investment Income                                                      10,798
Premiums and fees receivable                                                    4,998
Deferred policy acquisition costs                                             175,235
Other assets                                                                    7,920
                                                                           ----------
                                                                           $1,270,168
                                                                           ----------
                                                                           ----------

LIABILITIES:
Future life and annuity policy benefits                                    $1,363,073
Policyowner funds                                                               7,602
Accrued expenses                                                                2,969
Dividends payable to policyowners                                             132,661
Policy and contract claims                                                      4,765
Other liabilities                                                               6,201
                                                                           ----------
                                                                           $1,517,271
                                                                           ----------
                                                                           ----------

REVENUES AND EXPENSES:
Insurance premiums                                                           $108,315
Universal life and annuity product charges                                      9,324
Net investment income                                                          56,329
Realized gains on investments                                                     481
Policyowner benefits                                                         (103,951)
Underwriting, acquisition, and insurance expenses                              (2,969)
Amortization of deferred policy acquisition costs                             (18,412)
Dividends to policyowners                                                     (29,208)
                                                                           ----------
     Contribution from the Closed Block before income taxes                   $19,909
                                                                           ----------
                                                                           ----------


BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with GAAP which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

     The insurance company subsidiaries adopted SFAS 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts", in 1995. SFAS 120 permits stock life insurance companies to apply the provisions of the American Institute of Certified Public Accountant's Statement of Position 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises," to participating life insurance contracts that meet the conditions in SFAS 120. The accompanying consolidated financial statements have been restated for the effects of implementing SFAS 120.

INVESTMENTS

     Investments in fixed maturity and equity securities that are to be held for indefinite periods of time are reported as securities available for sale. Securities available for sale are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting from changes in the fair value of these securities are reflected as a component of stockholder's equity. These unrealized gains or losses in stockholder's equity are reported net of taxes and adjustments to deferred policy acquisition costs.

     Premiums and discounts on fixed maturity securities are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses are included in earnings and are determined using the specific identification method. The carrying value of investments is reduced to its estimated realizable value if a decline in fair value is considered other than temporary with such reduction charged to earnings.

     Mortgage loans on real estate and other long-term investments are stated at cost less amortized discounts and allowances for possible losses. Policy loans are stated at their aggregate unpaid balances. Real estate acquired by foreclosure is stated at the lower of cost or fair value less estimated costs to sell.

     Investments in real estate and mortgage loans on real estate are considered impaired when the Company determines that collection of all amounts due under the contractual terms is doubtful or carrying values exceed the fair value of underlying collateral. The Company adjusts real estate and mortgage loans on real estate to their estimated net realizable value at the point at which it determines an impairment is other than temporary. Interest income on impaired mortgage loans is recognized when cash is received. In addition, the Company has established a valuation allowance for mortgage loans on real estate and other invested assets. Valuation allowances for other than temporary impairments in value are netted against the asset categories to which they apply, and additions to valuation allowances are included in total investment results.

INTEREST RATE SWAPS, CAPS AND SWAPTIONS

     The Company uses interest rate swaps, caps, and swaptions as part of its overall interest rate risk management strategy for certain life insurance and annuity products. The book values of the underlying hedged investments or anticipated investment transactions are amortized over the remaining lives of the hedged investments as adjustments to investment income. Certain agreements hedge assets which are carried at fair value; accordingly, such underlying hedged investments are also carried at fair value. Any unamortized gains or losses are recognized when the underlying investments are sold.

     Interest rate swap contracts are used to convert the interest rate characteristics (fixed or variable) of certain investments to match those of the related insurance liabilities that the investments are supporting. The net interest effect of such swap transactions is reported as an adjustment of interest income as incurred.

     Interest rate caps are used to limit the effects of changing interest rates on yields of variable rate or short-term assets or liabilities. The initial cost of any such agreement is amortized to investment income over the life of the agreement. Periodic payments that are receivable as a result of the agreements are accrued as an adjustment of investment income.

     Swaption agreements are used in conjunction with interest rate caps to protect against rising rates. Swaption agreements involve the right to enter into a swap transaction at a pre-specified price. The initial cost of a swaption agreement is amortized to investment income over the life of the agreement.

POLICY ACQUISITION COSTS

     Certain commissions, policy issue and underwriting costs, and other variable costs incurred to acquire or renew traditional life insurance, universal life insurance, and annuity products have been deferred. The amortization method of deferred policy acquisition costs for traditional life insurance products is different, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company's surplus. Deferred policy acquisition costs for participating traditional life insurance are being amortized over the life of the policies generally in proportion to the present value of estimated gross margins. Non-participating traditional life insurance deferred policy acquisition costs are being amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. For universal life insurance and annuity products, deferred policy acquisition costs are being amortized generally in proportion to the present value of estimated gross margins from surrender charges and investment, mortality, and expense margins. The amortization for participating traditional life, universal life, and annuity products is adjusted retrospectively when current or estimated future gross profits or margins on the underlying policies vary from previous estimates. Deferred policy acquisition costs are adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities.

RECOGNITION OF REVENUES

     Premiums for traditional life insurance products (including those products with fixed and guaranteed premiums and benefits and which consist principally of whole life insurance policies and certain annuities with life contingencies) are recognized as revenues when due. For limited payment life insurance policies, premiums are recorded as income when due with any excess profit deferred and recognized over the expected lives of the contracts. Amounts received as payments for universal life insurance policies and for annuity products (including deferred annuities and annuities without life contingencies) are not recorded as premium revenue. Revenues for such contracts consist of policy charges for the cost of insurance, policy administration charges, and surrender charges assessed against policyowner account balances during the period. All insurance-related revenue is reported net of reinsurance ceded.

FUTURE POLICY BENEFITS

     The liability for future policy benefits for traditional life insurance is computed using the net level method, utilizing the guaranteed interest and mortality rates used in calculating cash surrender values as described in the contracts. Reserve interest assumptions range from 2.00 percent to 7.25 percent. The weighted average assumed interest rate for all traditional life policy reserves was 4.23 percent in 1996, 4.20 percent in 1995 and 4.10 percent in 1994. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

     Future policy benefit reserves for universal life insurance and annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. The weighted average interest crediting rate for universal life products was 6.27 percent in 1996, 6.46 percent in 1995 and 6.44 percent in 1994. The weighted average interest crediting rate for annuity products was 5.36 percent in 1996, 6.16 percent in 1995 and 6.41 percent in 1994.

PARTICIPATING POLICIES

     Participating policies entitle the policyowners to receive dividends based on actual interest, mortality, morbidity, and expense experience for the related policies. These dividends are distributed to the policyowners through an annual dividend using current dividend scales which are approved by the board of directors. Nearly 100 percent of traditional life policies are currently paying dividends and traditional life policies represent 67 percent of the Company's individual life policies in force.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and is depreciated principally under the straight-line method.

GUARANTY FUND ASSESSMENTS

     The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyowners and claimants in the event of insolvency of other life insurance companies. As of December 31, 1996, the Company has accrued for the gross amount of guaranty fund assessments for known insolvencies net of estimated recoveries of premium tax offsets.

BENEFIT PLAN COSTS

     The Company recognizes pension costs for its defined benefit plans in accordance with SFAS 87, "Employers' Accounting for Pensions." Pension costs are funded according to regulations provided under the Internal Revenue Code.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the cost of postretirement benefits must be recognized on an accrual basis as employees perform services to earn the benefits. The Company adopted SFAS 106 as of January 1, 1993. Prior to 1993, the cost of retiree health care and life insurance benefits was recognized as an expense when paid.

INCOME TAXES

     The Company and its subsidiaries, with the exception of American Vanguard Life, file a consolidated federal income tax return with the Non-Life Insurance Subsidiaries. The separate return method is used to compute the Company's provision for federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

EMERGING ACCOUNTING MATTER

     In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides consistent accounting standards for securitizations and other transfers of financial assets, determines when financial assets (liabilities) should be considered sold (settled) and removed from the balance sheet, and determines when related revenues and expenses should be recognized. FASB Statement No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement will be applicable to the Company, however, management believes that it will have no material effect on the Company's consolidated financial statements.

BUSINESS RISKS

     The Company operates in a business environment which is subject to various risks and uncertainties. Such risks and uncertainties include interest rate risk, legal and regulatory changes, and default risk.

     Interest rate risk is the potential for interest rates to change, which can cause fluctuations in the value of investments. To the extent that fluctuations in interest rates cause the duration of assets and liabilities to differ, the Company may have to sell assets prior to their maturity and realize losses. Interest rate exposure for the investment portfolio is managed through asset/liability management techniques which attempt to match the duration of the assets with the estimated duration of the liabilities. The Company also utilizes derivative investment contracts to manage interest rate risk.

     The potential also exists for changes in the legal or regulatory environment in which the Company operates, which can create additional costs and expenses not anticipated by the Company in pricing its products. In other words, regulatory initiatives or new legal theories may create costs for the Company beyond those recorded in the financial statements. The Company mitigates this risk by operating in a geographically diverse area, which reduces its exposure to any single jurisdiction, closely monitoring the regulatory environment to anticipate changes, and by using underwriting practices which identify and minimize the potential adverse impact of this risk.

     Default risk is the risk that issuers of securities owned by the Company may default or that other parties, including reinsurers, may not be able to pay amounts due the Company. The Company minimizes this risk by adhering to a conservative investment strategy, holding a well diversified portfolio of assets to minimize concentrations, maintaining sound reinsurance and credit and collection policies, and providing allowances or reserves for any amounts deemed uncollectible.

EARNINGS PER COMMON SHARE

     Earnings per share have been computed on a pro forma basis by giving retroactive effect to the issuance of 18.16 million shares of Class A common stock and 5 million shares of Class B common stock as if all such shares had been issued at the beginning of the respective periods and by giving retroactive effect to the Capital Contribution.

(2)  INVESTMENTS

     The Company's investments are classified as available-for-sale securities and are summarized as follows:

                                                               Gross          Gross
                                                            unrealized     unrealized
                                           Amortized cost      gains         losses       Fair value
                                           --------------      -----         ------       ----------
                                                                  (In thousands)
Available-for-sale securities at
  December 31, 1996:
  Fixed maturity securities:
    Corporate bonds                          $1,391,421        $60,164         $4,915     $1,446,670
    U.S. government bonds                        41,270            222            109         41,383
    Foreign government bonds                     20,114          1,638             78         21,674
    Mortgage-backed bonds                       819,264         22,751          2,054        839,961
    Redeemable preferred stock                   63,806          1,418            105         65,119
                                             ----------     ----------     ----------     ----------
                                             $2,335,875        $86,193         $7,261     $2,414,807
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

  Equity securities                             $60,247         $3,832            $46        $64,033
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

  Short-term investments                        $13,288         $    -         $    -        $13,288
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


                                                               Gross          Gross
                                                            unrealized     unrealized
                                           Amortized cost      gains         losses       Fair value
                                           --------------      -----         ------       ----------
                                                                 (In thousands)
Available-for-sale securities at
  December 31, 1995:
  Fixed maturity securities:
    Corporate bonds                          $1,977,567       $160,486         $6,208     $2,131,845
    U.S. government bonds                        65,513          1,652              -         67,165
    Foreign government bonds                     20,149          2,267              -         22,416
    Mortgage-backed bonds                       886,470         33,837          1,323        918,984
    State and municipal bonds                     1,550            136              -          1,686
                                             ----------     ----------     ----------     ----------
                                             $2,951,249       $198,378         $7,531     $3,142,096
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

  Equity securities                             $52,869        $57,380           $574       $109,675
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

  Short-term investments                        $39,276            $77         $    -        $39,353
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

     The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1996, are summarized by stated maturity as follows:

                                                              Available-for-sale
                                                              ------------------
                                                        Amortized Cost     Fair value
                                                        --------------     ----------
                                                                 (In thousands)
Maturity:
  Due in 1997                                               $        -     $        -
  Due in 1998 - 2002                                           322,422        335,656
  Due in 2003 - 2007                                           680,096        709,488
  Due after 2007                                               514,093        529,702
Mortgage-backed securities                                     819,264        839,961
                                                            ----------     ----------
                                                            $2,335,875     $2,414,807
                                                            ----------     ----------
                                                            ----------     ----------

     The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The ratings of the Company's fixed maturity securities at December 31, 1996, using Standard & Poor's rating service, are summarized as follows (in thousands):

Treasuries and AAA                                                 $857,274
AA                                                                   61,530
A                                                                   573,959
BBB                                                                 696,776
BB                                                                  186,243
Less than BB                                                         39,025
                                                                  ---------
                                                                 $2,414,807
                                                                  ---------
                                                                  ---------

     The Company's investment in non-income producing fixed maturity securities and real estate was $.9 million as of December 31, 1996.

     Major categories of investment income are summarized as follows:


                                                        Years ended December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
                                                            (In thousands)
    Fixed maturity securities                  $195,073       $231,208       $206,346
    Equity securities                             4,252          6,311          7,821
    Mortgage loans on real estate                26,254         33,738         55,181
    Real estate                                   6,891          9,729          9,907
    Policy loans                                  9,426         14,043         12,745
    Other                                           600          5,211          2,329
                                               --------       --------       --------
       Gross investment income                  242,496        300,240        294,329
    Investment expenses                          12,612         14,996         18,638
                                               --------       --------       --------
        Net investment income                  $229,884       $285,244       $275,691
                                               --------       --------       --------
                                               --------       --------       --------

     Investment expenses include depreciation on real estate of $2.0 million, $2.9 million and $2.0 million in the years ended December 31, 1996, 1995, and 1994, respectively.

     Realized gains and losses on investments and provisions for losses are summarized as follows:

                                                         Years ended December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
                                                             (In thousands)
    Securities available-for-sale:
      Fixed maturity securities:
        Gross realized gains                    $21,088        $18,652        $10,879
        Gross realized losses                   (13,331)        (9,240)       (36,423)
    Equity securities:
        Gross realized gains                     55,646         45,419         14,746
        Gross realized losses                      (451)        (3,634)        (5,181)
    Other investments                              (998)           812         (2,744)
    Net provision for (losses)recoveries-
      mortgage loans on real estate               4,029           (622)        (1,207)
                                               --------       --------       --------
                                                $65,983        $51,387       $(19,930)
                                               --------       --------       --------
                                               --------       --------       --------


     The unrealized appreciation (depreciation) on invested assets available for sale is reported as a separate component of stockholder's equity, reduced by adjustments to deferred acquisition costs and a provision for deferred income taxes.

     A summary of the components of the net unrealized appreciation (depreciation) on invested assets carried at fair value is as follows:

                                                               December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
                                                            (In thousands)
    Unrealized appreciation
      (depreciation):
      Fixed maturity securities                 $78,932       $190,847       $(97,217)
      Equity securities                           3,786         56,806         65,778
      Short-term investments                          -             77              -
      Other investments                           3,263          6,335         (2,277)
      Closed Block investments                   18,002              -              -
  Deferred policy acquisition costs             (51,476)       (88,039)        56,102
    Deferred income taxes                       (17,207)       (57,312)        (7,066)
                                               --------       --------       --------
                                                $35,300       $108,714        $15,320
                                               --------       --------       --------
                                               --------       --------       --------

     The change in unrealized appreciation (depreciation) on fixed maturity securities was ($112) million, $288 million and ($251) million for the years ended December 31, 1996, 1995 and 1994, respectively; the corresponding amounts for equity securities were ($53) million, ($9) million and ($21) million.

     At December 31, 1996, investments in fixed maturity securities with a carrying amount of $2.1 million were on deposit with state insurance departments to satisfy regulatory requirements.

     No investment in any person or its affiliates exceeded 10 percent of stockholder's equity at December 31, 1996.

(3)  MORTGAGE LOANS ON REAL ESTATE

     Mortgage loans on real estate consist almost entirely of commercial mortgage loan investments, substantially all of which are made on a full recourse basis and consist primarily of fixed-rate first mortgages on completed properties. The following table sets forth additions, reductions from payments, and other charges and foreclosures related to the mortgage loan portfolio (in thousands):

                                                                      December 31,
                                                                  -------------------
                                                                  1996           1995
                                                                  ----           ----
  Commercial loans:
    Beginning balance                                         $379,414       $504,034
      Additions                                                 21,760         39,933
      Payments and miscellaneous charges                      (113,764)      (146,496)
      Sales                                                    (47,234)             -
      Foreclosed properties                                     (6,174)       (18,057)
                                                              --------       --------
    Ending balance                                             234,002        379,414
  Residential and other mortgage loans                           3,363          4,250
  Valuation allowance                                          (11,622)       (30,067)
                                                              --------       --------
      Total mortgage loans                                    $225,743       $353,597
                                                              --------       --------
                                                              --------       --------

     The Company manages its credit risk associated with these loans by diversifying its mortgage portfolio by property type and geographic location and by seeking favorable loan to value ratios on secured properties. The portfolio credit risk for mortgage loans was concentrated in the following geographic regions (dollar amounts in thousands):

                                                      December 31,
                                  ---------------------------------------------------
                                          1996                          1995
                                  ---------------------         ---------------------
                                  Number         Amount         Number         Amount
                                  ------         ------         ------         ------
Commercial:
  California                          20        $39,824             31        $69,946
  Colorado                             8         11,937             11         15,449
  Florida                              4         15,375              6         21,964
  Iowa                                48         66,808             56         95,837
  Kansas                              11         20,934             14         29,249
  Texas                                6         21,521              9         28,053
  Washington                           4         10,658              8         15,172
  Other                               42         46,945             77        103,744
Residential                           69          3,363             95          4,250
Valuation allowance                    -        (11,622)             -        (30,067)
                                --------       --------       --------       --------
                                     212       $225,743            307       $353,597
                                --------       --------       --------       --------
                                --------       --------       --------       --------

     At December 31, 1996, the company's investment in mortgage loans included $25.1 million in loans that are considered to be impaired, for which the related allowance for credit losses is $2.2 million. The average recorded investment in impaired loans during the year ended December 31, 1996, was $51.2 million. For the year ended December 31, 1996, the Company recorded $2.2 million in interest income on those impaired loans.

     No mortgage loan on any one individual property exceeded $14 million at December 31, 1996.

     Provisions for losses are summarized as follows:

                                                        Years ended December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
    Balance at beginning of year                $30,067        $65,549        $80,220

    Provisions for losses - mortgage loans       (4,029)           622          1,207
    Provision on mortgages sold/transferred
      to real estate                            (14,416)       (36,104)       (15,878)
                                                -------        -------        -------
      Net decrease for year                     (18,445)       (35,482)       (14,671)
                                                -------        -------        -------
    Balance at end of year                      $11,622        $30,067        $65,549
                                                -------        -------        -------
                                                -------        -------        -------

(4)  DEFERRED POLICY ACQUISITION COSTS

     A summary of the policy acquisition costs deferred and amortized are as follows (in thousands):

                                                        Years ended December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
Balance at beginning of year                   $355,750       $348,259       $336,577
Deferred policy acquisition costs
   associated with Closed Block
   policies at formation of Closed Block       (193,647)             -              -
Policy acquisition costs deferred                50,014         57,730         54,438
Policy acquisition costs amortized              (40,160)       (50,239)       (42,756)
                                               --------       --------       --------
                                                171,957        355,750        348,259
Unrealized (gain) loss on
   available-for-sale securities                (51,476)       (88,039)        56,102
                                               --------       --------       --------
Balance at end of year                         $120,481       $267,711       $404,361
                                               --------       --------       --------
                                               --------       --------       --------

     The components of the deferred policy acquisition costs are as follows (in thousands):

                                                               December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
Universal life insurance and
  annuity products                             $156,578       $203,949       $197,256
Participating traditional
  life insurance                                 13,419        131,602        131,500
Non-participating traditional
  life insurance                                  1,960         20,199         19,503
                                               --------       --------       --------
                                               $171,957       $355,750       $348,259
Unrealized (gain) loss on
  available-for-sale securities                 (51,476)       (88,039)        56,102
                                               --------       --------       --------
                                               $120,481       $267,711       $404,361
                                               --------       --------       --------
                                               --------       --------       --------

     Commissions represent approximately 85 percent of policy acquisition costs deferred.

(5)  DEBT

     Debt consists of the following (in thousands):

                                                                      December 31,
                                                                  -------------------
                                                                  1996           1995
                                                                  ----           ----
The Iowa Housing Finance Authority variable rate
  demand Multi-Family Housing Bond Series 1985-A              $      -         $8,813
Federal Home Loan Bank community investment
  long-term advances with a weighted average
  interest rate of 6.26% at December 31, 1996
  maturing at various dates through July 2010(A)                13,381         11,765
Class A certificate holders of 1988-1 REMIC                          -         15,883
Bank Credit Facility (B):
  Term loan bearing interest at 6.50%                          100,000              -
  Revolving credit loan bearing interest at 6.475%              75,000              -
                                                              --------       --------
                                                              $188,381        $36,461
                                                              --------       --------
                                                              --------       --------

(A) The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). In addition to the long-term advances disclosed above, the Company has a $25 million open secured line of credit and periodically, the Company borrows amounts under repurchase agreements, of which no amount was outstanding under either type of facility at December 31, 1996. The carrying value of the securities pledged to the FHLB under all agreements was $27.2 million at December 31, 1996.

(B) The Bank Credit Facility consists of both a term loan and a revolving credit loan. The term loan agreement provides for a mandatory prepayment of $50 million from the proceeds of a common or preferred offering and regular semi-annual payments of $5 million commencing in June 1997. The revolving credit loan provides for a maximum borrowing of $75 million with the balance maturing in December 2001. The interest rate for both loans is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The Bank Credit Facility contains various financial and operating covenants which among other things limit future indebtedness and restrict the amount of future dividend payments. In addition, the Company has pledged 49.9% of the stock of AmerUs Life and a $50 million note payable to the Company by AmerUs Life.

     Maturities of long-term debt are as follows for each of the five years ending December 31:


                                                (In thousands)
                                                --------------
Year ending December 31:
1997                                                 $60,230
1998                                                  10,245
1999                                                  10,262
2000                                                  10,279
2001                                                  85,297
Thereafter                                            12,068
                                                    --------
                                                    $188,381
                                                    --------
                                                    --------

     Interest paid totaled $2.2 million, $2.4 million, and $5.4 million in the years ended December 31, 1996, 1995, and 1994, respectively.

(6)  FEDERAL INCOME TAXES

     Comprehensive federal income tax expense is summarized as follows:

                                                        Years ended December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
                                                             (In thousands)
Income tax expense on:
      Operations                                $43,859        $41,202        $19,464
      Unrealized holding gains (losses) on
           available-for-sale securities        (40,105)        50,246         48,063
                                                -------        -------        -------
                                                 $3,754        $91,448        $67,527
                                                -------        -------        -------
                                                -------        -------        -------

     The effective income tax rate on pre-tax income is higher than the prevailing corporate federal income tax rate and is summarized as follows:

                                                        Years ended December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
Corporate federal income tax rate                 35.00%         35.00%         35.00%
Differential earnings amount                       3.78              -          36.68
Tax-exempt investment income                       (.20)          (.24)         (1.66)
Reorganization expenses                             .30            .48           2.29
Other items, net                                  (1.72)          2.03           2.18
                                                  -----          -----          -----
     Effective tax rate                           37.16%         37.27%         74.49%
                                                  -----          -----          -----
                                                  -----          -----          -----

     The differential earnings amount is an equity add-on tax which mutual life insurance companies are required to pay. The amount is determined annually and is calculated by comparing the earnings rate of mutual life insurance companies and certain stock life insurance companies. In certain years, such as 1993 and 1995, the calculations have resulted in negative adjustments with no additional tax amount to be paid.

     The Company's federal income tax expense (benefit) is summarized as follows:

                                                         Years ended December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
                                                             (In thousands)
Current                                         $51,849        $44,307        $16,862
Deferred                                         (7,990)        (3,105)         2,602
                                                -------        -------        -------
     Total federal income tax expense           $43,859        $41,202        $19,464
                                                -------        -------        -------
                                                -------        -------        -------

     The significant components of net deferred income tax liabilities are summarized as follows:

                                                                      December 31,
                                                                  -------------------
                                                                  1996           1995
                                                                  ----           ----
                                                                     (In thousands)
Deferred income tax assets:
  Policy reserves and policyholder funds                       $99,137       $106,813
  Policy acquisition costs capitalized for tax                  29,771         26,588
  Deferred policy acquisition costs
    related to unrealized appreciation                          18,017         30,813
  Deferred compensation                                         12,928         10,134
  Other                                                         18,651         23,344
                                                              --------       --------
    Total gross deferred income tax asset                      178,504        197,692
                                                              --------       --------
Deferred income tax liabilities:
  Deferred policy acquisition costs                           (120,585)      (124,513)
  Net unrealized appreciation on
    available-for-sale securities                              (36,394)       (88,922)
  Reinsurance receivable                                       (14,686)       (23,403)
  Other                                                         (8,176)        (9,477)
                                                              --------       --------
    Total gross deferred tax liability                        (179,841)      (246,315)
                                                              --------       --------
    Net deferred income tax liability                          $(1,337)      $(48,623)
                                                              --------       --------
                                                              --------       --------

     The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets, and, therefore, no such valuation allowance has been established.

     During 1996, the Company transferred $0.8 million in deferred tax liabilities related to assets contributed in the Capital Contribution.

     Federal Income tax returns for the Company for years through 1989 are closed to further assessment of taxes. The Internal Revenue Service is examining federal income tax returns of the Company for 1990 through 1992. Management believes adequate provisions have been made for any additional taxes which may become due with respect to open years.

     Income taxes paid by the Company totaled $45.4 million, $51.9 million and $14.6 million in the years ended December 31, 1996, 1995 and 1994, respectively.

(7)  DEFINED BENEFIT PENSION PLANS

     The Company has defined benefit pension plans which cover substantially all of the Company's employees, as well as employees of certain affiliated companies. The plans provide for benefits based upon years of service and the employee's compensation. Information for the Company's portion of the plans' funded status is not available. The Company has frozen the defined benefit pension plans effective December 31, 1995, and has recognized its portion of a curtailment gain amounting to $6.2 million, or $3.1 million after federal excise taxes, as other revenues in 1995. Effective January 1, 1996, the defined benefit pension plans have been replaced by a defined contribution savings and retirement plan which also replaces the Company's defined contribution pension plans. The following information presents the plans' funded status and pension cost as of December 31, 1996, and December 31, 1995 (1995 is prior to revaluation for curtailment of the plans):

                                                                      December 31,
                                                                  -------------------
                                                                  1996           1995
                                                                  ----           ----
                                                                     (In thousands)
Actuarial present value of accumulated benefit
  obligation, including vested benefits of
  $44,505, and $45,505 in 1996 and 1995, respectively         $(44,505)      $(45,505)
                                                             ---------      ---------
                                                             ---------      ---------
  Projected benefit obligation for service rendered
    to date-includes effect of increase in
    compensation levels                                       $(44,505)      $(45,505)
Plans' assets at fair value, primarily consisting
  of mutual funds and certificates of deposit                   53,638         52,592
                                                             ---------      ---------
Plans' assets in excess of projected benefit obligations         9,133          7,087
Unrecognized (gain) loss from actual experience
  difference from assumed and effects of changes
  in assumptions                                                (1,001)        (2,745)
Unrecognized prior service cost                                   (205)             -
Net unrecognized transition asset                                 (891)             -
                                                             ---------      ---------
Prepaid pension cost                                            $7,036         $4,342
                                                             ---------      ---------
                                                             ---------      ---------

Weighted average discount rate                                   7.25%          7.25%
                                                             ---------      ---------
                                                             ---------      ---------

Rate of increase in future compensation levels                     n/a           5.50%
                                                             ---------      ---------
                                                             ---------      ---------

Expected long-term rate of return on assets                       8.00%          8.00%
                                                             ---------      ---------
                                                             ---------      ---------

                                                                       Years ended December 31,
                                                                  ----------------------------------
                                                                  1996           1995           1994
                                                                  ----           ----           ----
                                                                            (In thousands)
Service cost-benefits earned during year                        $    -         $1,768         $2,325
Interest cost on projected benefit obligation                    3,101          3,609          3,282
Actual return on plan assets                                    (4,281)        (3,729)        (3,632)
Net amortization and deferral                                      (90)          (114)           (37)
Special termination benefits due to early retirement                 -              -          1,597
                                                               -------        -------        -------
    Defined benefit pension cost (benefit)                     $(1,270)        $1,534         $3,535
                                                               -------        -------        -------
                                                               -------        -------        -------

Company's portion of net pension cost (benefit)                  $(954)          $696         $2,578
                                                               -------        -------        -------
                                                               -------        -------        -------

     During 1993, the Company offered an early retirement plan to qualifying employees based on age and years of service. The Company's portion of the loss recognized for the years ending December 31, 1994, from the curtailment and special termination benefits for the plan was approximately $1.6 million.

DEFINED CONTRIBUTION PENSION PLANS

     The Company has three defined contribution 401(k) plans which cover substantially all employees. The Company's total contribution under the plans amounted to $0.4 million and $0.6 million in the years ended December 31, 1995, and 1994, respectively. Effective January 1, 1996, the defined contribution 401(k) plans together with the defined benefit pension plans were replaced by a single defined contribution savings and retirement plan to which total contributions from the Company amounted to $2.4 million in 1996.

NONQUALIFIED PENSION PLAN

     The Company also has a nonqualified pension plan covering substantially all of its career and general agents. Accumulated benefits of the plan are unfunded and have been included in other liabilities at December 31, 1996, and December 31, 1995, amounting to $13.9 million, and $13.6 million, respectively.

POSTRETIREMENT PLANS

     The Company has postretirement benefit plans to provide certain eligible participants and dependents with certain medical, dental, and life insurance benefits. The Company's plan for medical and life insurance benefits is combined with that of the subsidiaries of AMHC. Information for the Company's individual funded status for 1996 and 1995 is not available. The following information is presented on a combined plan basis accompanied by the Company's portion of the net periodic postretirement benefit expense and sets forth the combined postretirement benefit plans' funded status:

                                                                      December 31,
                                                                  -------------------
                                                                  1996           1995
                                                                  ----           ----
                                                                     (In thousands)
Accumulated postretirement benefit obligation:
  Fully eligible active plan participants                       $  811         $  491
  Other active plan participants                                 1,727          1,716
  Retirees                                                       6,056          6,121
                                                                ------         ------
Accumulated postretirement benefit obligation                    8,594          8,328
Unrecognized prior service cost                                   (989)           (27)
Unrecognized (loss) gain                                         1,245           (167)
                                                                ------         ------
Accrued postretirement benefit cost                             $8,850         $8,134
                                                                ------         ------
                                                                ------         ------

Net periodic postretirement benefit expense included the following components:

                                                                       Years ended December 31,
                                                                  ----------------------------------
                                                                  1996           1995           1994
                                                                  ----           ----           ----
                                                                            (In thousands)
Service cost                                                    $  409           $248           $268
Interest cost                                                      572            586            521
Net amortization and deferral                                       57              5             19
Curtailment and special termination benefits                         -              -              -
                                                                ------         ------         ------
    Net periodic postretirement benefit expense                 $1,038           $839           $808
                                                                ------         ------         ------
                                                                ------         ------         ------
Company's portion of net periodic postretirement
  benefit expense                                                 $612           $639           $426
                                                                ------         ------         ------
                                                                ------         ------         ------

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical and dental plan is approximately 8.50 percent, 9.00 percent, and 9.50 percent for 1996, 1995, and 1994, respectively, and is assumed to decrease gradually to 5.00 percent over seven years and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan as of December 31, 1995 by 7.70 percent and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 1995 and 1994, by $.06 million and $.02 million, respectively, on a combined basis. As of January 1, 1996 the plan was changed to provide a fixed monthly benefit for medical benefits; accordingly, information for the health care cost trend rate is not applicable for the year ended December 31, 1996. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent,
7.25 percent and 8.00 percent, as of December 31, 1996, 1995 and 1994, respectively.

(8)  RELATED PARTY TRANSACTIONS

     As discussed in note 1, the Company made a Capital Contribution of $79 million to the Non-Life Insurance Subsidiaries and effected the Distribution of the Company's Non-Life Insurance Subsidiaries to AmerUs Group in 1996.

     The following summarizes transactions of the Company with affiliates:

                                                         Years ended December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
                                                             (In thousands)
Dividend to AMHC                                 $4,158        $41,156         $4,962
Management, administrative, data
  processing, rent and other services
  fee income from affiliates                      7,640         10,423         10,362
Commissions paid to affiliates for the
  sale of insurance products                        521          1,259          2,200
Interest income from financings of
  affiliates                                      6,794          6,000          4,890
Investments in bonds and accrued
  interest in Lartnec and subsidiaries
  as of December 31                               7,648         12,868         17,242
Contribution of joint venture interests
  and sale of partnership interests to
  partnerships in which an affiliate has
  an interest                                     1,638         10,957              -
Purchase of limited partnership interest
  in which an affiliate has an interest           2,160              -              -
Investments in partnerships and joint
  ventures in which an affiliate has an
  interest                                       18,557          9,625          4,870
Purchase of investments backed by the
  assets of a trust which acquired loans
  from an affiliate                              46,755              -              -
Investments in mortgage loans from affiliated
  companies and joint ventures                   62,372         63,977         84,344
Payable to an affiliate for purchase of
  commercial mortgage loans at December 31            -          6,520              -
Transfer of partnership interests in
  certain joint ventures to an affiliate              -          1,697              -
Real estate management and mortgage servicing
  fees charged by an affiliate                    2,528          2,555          1,301

(9)  REINSURANCE

     At December 31, 1996, the Company's maximum retention limit for acceptance of risk on life insurance was $1 million. The retention limit for certain policies issued prior to July 1, 1985, was $125,000 and for certain policies issued after June 30, 1985, and before December 1, 1994, was $250,000. There are reinsurance agreements with various companies whereby insurance in excess of these retention limits are reinsured. Insurance in-force ceded to nonaffiliated companies under risk sharing arrangements at December 31, 1996, 1995 and 1994, totaled approximately $4,170 million, $3,814 million and $3,265 million, respectively.

     Total life premiums ceded amounted to $14.8 million, $14.2 million and $13.7 million for the years ended December 31, 1996, 1995, and 1994, respectively. Total life premiums assumed amounted to $1.5 million, $4.9 million and $7.9 million, respectively.

     To the extent that reinsuring companies are unable to meet obligations under these agreements, the Company remains liable. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

(10) COMMITMENTS AND CONTINGENCIES

     The Non-Life Insurance Subsidiaries had various credit lines and arrangements totaling $85 million at December 31, 1996. Approximately
$62 million was outstanding under these agreements at December 31, 1996, which were collateralized by Company investments of approximately $88 million. Subsequent to December 31, 1996, the Company's collateral was released.

     The Company has agreed to make loans to newly formed partnerships, of which $26,600,000 was outstanding as of December 31, 1996.

     The Company guarantees the payment of 60 percent of a pool of mortgage loans and the related interest, previously sold to an unrelated party. The outstanding balance of such mortgage loans subject to this repayment guarantee at December 31, 1996, was approximately $10 million.

     The Company is party to financial instruments in the normal course of business to meet the financing needs of its customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. At December 31, 1996, outstanding commitments to extend credit totaled approximately $15.5 million.

     AmerUs Life is a defendant in a class action lawsuit which was brought on August 31, 1995 in the District Court for Travis County, Texas. The complaint, which seeks unspecified damages, was filed by former policyowners on behalf of themselves and all similarly situated persons who purchased certain individual life insurance policies which were underwritten and sold by AmerUs Life within Texas from and after 1980. The complaint alleges that sales presentations and policy illustrations misrepresented that premiums would "vanish" after a stated number of years, without adequate disclosure of the effect of changes in the policy dividends. AmerUs Life has denied the allegations contained in such complaint and denies any wrongdoing in connection with such allegations. The parties have engaged in discovery, but a hearing on certification of the class has not yet been held.

     The parties are engaged in a court-initiated mediation process in the Texas litigation and, in light of the uncertainties, hazards and expenses of litigation, have discussed a number of different settlement approaches, including a nationwide class settlement of certain market conduct issues for a substantial block of the Company's traditional whole life policies. Progress in negotiating such a class settlement appears to have been made, but certain issues remain unresolved and no definitive agreement has been reached. Even if such an agreement were reached, the court would have to approve its terms. Should a settlement satisfactory to the Company not be reached or not be approved, the Company would continue to vigorously defend against the claims asserted, including the existence of a legitimate class.

     Due to the potential that a settlement may be reached in this case, the Company has incurred a significant charge to income for 1996. Based upon its current estimates of the range of loss at between five and eight million dollars, the Company has established a reserve of five million dollars. The eventual costs of any settlement cannot be precisely determined at this time, and may be more or less than the amount of the range.

     A class action lawsuit was filed in June 1996 in the United States District Court for the Northern District of California. The complaint alleges that AmerUs Life breached the terms of certain life and annuity policies, and breached certain other duties owed to policyowners, when it allegedly passed an increase in its corporate income taxes (known as the deferred acquisition cost, or DAC, tax) through to owners of those policies. The Plaintiff, an insured under a universal life policy issued by Central Life, seeks unspecified actual and punitive damages and injunctive relief on behalf of himself and all policyowners of AmerUs Life with universal life, term and "blended" life insurance policies and annuities. The plaintiff has recently filed a second complaint in the same court, based upon the same facts but adding RICO allegations to those made in the original lawsuit. AmerUs Life denies the allegations contained in both complaints, including the existence of a legitimate class. The litigation is in the early discovery stage and is being vigorously defended by AmerUs Life. A hearing on certification of the class has not yet been scheduled.

     Despite the Company's vigorous defense of these class action lawsuits and its denial of any wrongdoing, there can be no assurance that the outcome of such lawsuits will not have a material adverse effect on the life insurance industry generally or on the Company. In the ordinary course of business, the Company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material.

(11) STOCKHOLDER'S EQUITY

     Generally, the stockholder's equity of the Company's insurance subsidiaries available for distribution to the Company are limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. In 1997, the Company's insurance subsidiaries could distribute approximately $34 million in the form of dividends to the Company without prior approval of such regulatory authorities. However, as a result of the distribution and capital contribution, the Company will not be able to pay additional dividends in the 12-month period following the Distribution of the Non-Life Insurance Subsidiaries without the prior approval of the Iowa Commissioner.

     The Company made additional contributions to the Non-Life Insurance Subsidiaries amounting to $4.2 million, $41.2 million, and $5.0 million, in the years ended December 31, 1996, 1995, and 1994, respectively, which have been considered dividends to AMHC as a result of the Distribution.

(12) STATUTORY ACCOUNTING PRACTICES

     The Company's insurance subsidiaries' statutory net income was $62.4 million, $59.9 million, and $20.3 million in the years ended December 31, 1996, 1995, and 1994, respectively.

     The Company's insurance subsidiaries' statutory surplus and capital was $283.0 million, and $276.3 million at December 31, 1996 and 1995, respectively.

     The Company's insurance subsidiaries are domiciled in Iowa and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Iowa Department of Commerce (Iowa Department). Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997, will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

     The Company does not utilize any permitted practices in the preparation of its statutory-basis financial statements which would have a material impact on statutory surplus.

     The Iowa Department imposes minimum risk-based capital requirements on insurance enterprises that were developed by the National Association of Insurance Commissioners (NAIC). The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.

     AmerUs Life has a Ratio that is at least 700 percent of the authorized control level RBC requirements; accordingly, AmerUs Life exceeds the RBC requirements.

(13) FINANCIAL INSTRUMENTS

     The Company utilizes a variety of off-balance-sheet financial instruments as part of its efforts to hedge and manage fluctuations in the market value of its portfolio of available-for-sale securities, attributable to changes in general interest rate levels, and to manage duration mismatch of assets and liabilities. Those instruments include interest rate exchange agreements (swaps, caps and swaptions) and involve elements of credit and market risks in excess of the amounts recognized in the accompanying financial statements at a given point in time. The contract or notional amounts of those instruments reflect the extent of involvement in the various types of financial instruments.

     The Company's exposure to credit risk is the risk of loss from a counterparty failing to perform according to the terms of the contract. That exposure includes settlement risk (i.e., the risk that the counterparty defaults after the Company has delivered funds or securities under terms of the contract) that would result in an accounting loss and replacement cost risk (i.e., the cost to replace the contract at current market rates should the counterparty default prior to settlement date). To limit exposure associated with counterparty nonperformance on interest rate exchange agreements, the Company enters into master netting agreements with its counterparties.

     The credit risk on all financial instruments, whether on or off the balance sheet, is controlled through an on-going credit review, approval, and monitoring process. The Company determines, on an individual counterparty basis, the need for collateral or other security to support financial instruments with credit risk and establishes individual and aggregate counterparty exposure limits.

     The Company's outstanding derivative positions shown in notional or contract amounts, along with their carrying value and estimated fair values, are summarized as follows:

                                                          December 31, 1996
                                               --------------------------------------
                                               Notional       Carrying           Fair
                                                amount          value           value
                                                ------          -----           -----
                                                            (In thousands)
  Interest rate caps                           $500,000         $4,056         $3,269
  Swaptions                                     255,000          5,102          4,793
  Received fixed                                150,000          6,516          6,516
                                               --------       --------       --------
  Pay fixed                                      75,000           (621)          (621)
                                               --------       --------       --------
                                               $980,000        $15,053        $13,957
                                               --------       --------       --------
                                               --------       --------       --------

                                                           December 31, 1995
                                               --------------------------------------
                                               Notional       Carrying           Fair
                                                amount          value           value
                                                ------          -----           -----
                                                           (In thousands)

  Interest rate caps                           $450,000         $4,112         $4,110
  Received fixed                                150,000         11,887         11,887
  Pay fixed                                     150,000         (3,392)        (3,392)
                                               --------       --------       --------
                                               $750,000        $12,607        $12,605
                                               --------       --------       --------
                                               --------       --------       --------

INTEREST RATE EXCHANGE AGREEMENTS

     The Company enters into interest rate exchange agreements to reduce and manage interest rate risk associated with individual assets and liabilities and its overall aggregate portfolio. The interest rate swap agreements, which expire between 1999 and 2001, generally involve the exchange of fixed and floating rate interest payments, without an exchange of the underlying principal. The interest rate cap agreements, which expire between 1997 and 2001, involve the payment of a maximum fixed interest rate when an indexed rate exceeds that fixed rate. Swaption agreements, which expire between 1999 and 2002, involve the right to enter into a swap transaction at a pre-specified price. These agreements are used in conjunction with interest rate caps to protect against rising rates. The amounts to be received or paid pursuant to those agreements are accrued and recognized in the accompanying consolidated statements of income through an adjustment to investment income over the life of the agreements. The net effect on income from amortization and interest paid or received was an increase of $0.9 million and $1.5 million for the years ended December 31, 1996 and 1995, respectively. There were no material effects in 1994. Gains or losses realized on closed or terminated agreements accounted for as hedges are deferred and amortized to investment income on a constant yield basis over the shorter of the life of the agreements or the expected remaining life of the underlying assets or liabilities.

The following table shows unrealized gains and losses on derivative positions.

                                                                      December 31, 1996
                                               -----------------------------------------------------
                                                                                              Net
                                                 Total                                    unrealized
                                               notional      Unrealized     Unrealized       gains
                                                 value          gains         losses       (losses)
                                                 -----          -----         ------       --------
                                                                   (In thousands)
Received fixed                                 $150,000         $4,744           $  -         $4,744
Pay fixed                                        75,000              -             62            (62)
Interest rate caps                              500,000              -          1,566         (1,566)
Swaptions                                       255,000              -              -              -
                                               --------       --------       --------       --------
                                               $980,000         $4,744         $1,628         $3,116
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

                                                                  December 31, 1995
                                               -----------------------------------------------------
                                                                                              Net
                                                 Total                                    unrealized
                                               notional      Unrealized     Unrealized       gains
                                                 value          gains         losses       (losses)
                                                 -----          -----         ------       --------
                                                                   (In thousands)

Received fixed                                 $150,000        $11,887           $  -        $11,887
Pay fixed                                       150,000              -          3,392         (3,392)
Interest rate caps                              450,000            183          2,518         (2,335)
                                               --------       --------       --------       --------
                                               $750,000        $12,070         $5,910         $6,160
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

     The Company is exposed to credit loss in the event of nonperformance by counterparties on interest rate cap and interest rate swap agreements. The Company does not anticipate nonperformance by any of these counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially their replacement cost, which is approximated by the unrealized gains in such contracts.

     The Company has no current exposure to the counterparty when a contract contains an unrealized loss.

     MATURITY SCHEDULE BY YEAR FOR DERIVATIVE PRODUCTS

                                                  1997           1998           1999           2000           2001           2002
                                                  ----           ----           ----           ----           ----           ----
Received fixed swaps:
  Notional amount (in thousands)                                             $150,000
Weighted average:
  Receive rate                                    7.86%          7.86%          7.86%
  Pay rate (A)                                    5.58%          5.58%          5.58%
Pay fixed swaps:
  Notional amount (in thousands)                                                                            $75,000
Weighted average:
  Receive rate(A)                                 5.50%          5.50%          5.50%          5.50%          5.50%
  Pay rate                                        6.63%          6.63%          6.63%          6.63%          6.63%
Total weighted average rates on swaps:
  Receive rate                                    7.07%          7.07%          7.07%          5.50%          5.50%
  Pay rate                                        5.93%          5.93%          5.93%          6.63%          6.63%
Interest rate caps
  Notional amount (in thousands)                $25,000                      $125,000       $300,000        $50,000
Swaptions
  Notional amount (in thousands)                                              $50,000                      $105,000       $100,000
Total notional value of swaps, caps and
  swaptions (in thousands)                      $25,000                      $325,000       $300,000       $230,000       $100,000

---------------
(A) The actual variable rates in the agreements are based on three-month LIBOR, and the table assumes that such rates will remain constant at December 31, 1996 levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Values of Financial Instruments," requires disclosures of fair value information about financial instruments, whether recognized or not recognized in a company's balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of the amount and timing of future cash flows. SFAS

107 excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements. The fair value amounts presented herein do not include an amount for the value associated with customer or agent relationships, the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products, or other intangible items. Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company; likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

     The Company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest sensitive products, and the assumed interest margin provided for within the pricing structure of its other products. Those amounts are taken into consideration in the Company's overall management of interest rate risk that attempts to minimize exposure to changing interest rates through the matching of investment maturities with amounts expected to be due under insurance contracts. As such, the Company believes that it has reduced the volatility inherent in its fair value adjusted policyowners' equity, although such volatility will not be reduced completely. The Company has used discount rates in the determination of fair values for its liabilities that are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in the Company's asset and liability portfolios are similar, and the fact that fair values for both assets and liabilities generally will react in much the same manner during periods of interest rate changes. However, that assumption might not result in fair values that are consistent with values obtained through an actuarial appraisal of the Company's business or values that might arise in a negotiated transaction.

     The following presentation reflects fair values for those instruments specifically covered by SFAS 107, along with fair value amounts for those traditional insurance liabilities for which disclosure is permitted but not required; the fair values for all other assets and liabilities have been reported at their carrying amounts.

VALUATION METHODS AND ASSUMPTIONS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash, short-term investments, policy loans, accrued investment income: the carrying amounts for these instruments approximate their fair values.

Fixed maturities and equity securities: fair values for bonds are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments. The fair values for preferred and common stocks are based on quoted market prices.

Mortgage loans on real estate: for all performing fixed interest rate loans, the estimated net cash flows to maturity were discounted to derive an estimated market value. The discount rate used was based on the individual loan's remaining weighted average life and a basis point spread based on the market conditions for the type of loan and credit quality. These spreads were over the December 31, 1996, United States treasury yield curve. Performing variable rate commercial loans and residential loans were valued at the current outstanding balance. Loans which have been restructured, are in foreclosure, are significantly delinquent, or are to affiliates were valued primarily at the lower of the estimated net cash flows to maturity discounted at a market rate of interest or the current outstanding principal balance.

Hedging instruments: fair values for derivative securities are based on pricing models or formulas using current assumptions and are classified as other assets or other liabilities.

Policy reserves: fair values of the Company's liabilities under contracts not involving significant mortality or morbidity risks (principally, annuities) are stated at the cost the Company would incur to extinguish the liability; i.e., the cash surrender value.

Debt: fair values for debt are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

The carrying amounts of other financial assets, dividends payable to policyowners, and policy reserves including significant mortality or morbidity risks approximate their fair values.

The estimated fair values of the Company's significant financial instruments are as follows:

                                                                     December 31,
                                               -----------------------------------------------------
                                                        1996                           1995
                                               -----------------------       -----------------------
                                               Carrying      Estimated       Carrying      Estimated
                                                amount      fair value        amount      fair value
                                               --------     ----------       --------     ----------
                                                                   (In thousands)
Financial assets:
  Securities available-for-sale:
    Fixed maturity                           $2,414,807     $2,414,807     $3,142,096     $3,142,096
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

    Equity securities                           $64,033        $64,033       $109,675       $109,675
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

    Short-term investments                      $13,288        $13,288        $39,353        $39,353
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

  Mortgage loans on real estate                $225,743       $231,337       $353,597       $369,706
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

  Interest rate swaps:
    Net receivable position                      $6,516         $6,516        $11,887        $11,887
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

    Net payable position                          $(621)         $(621)       $(3,392)       $(3,392)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

  Interest rate caps                             $6,200         $3,269         $6,445         $4,110
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Swaptions                                        $5,102         $4,793         $-             $-
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Financial liabilities-policy
  reserves for annuities                     $1,460,118     $1,428,141     $1,524,801     $1,493,847
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Debt                                           $188,381       $188,381        $36,461        $36,461
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

(15) SUBSEQUENT EVENTS

     As mentioned previously, the Company successfully completed its initial public offering of its Class A common stock in February 1997 with the sale of
3,655,989 shares for gross proceeds of $56.7 million.   In addition, the Company
sold $86 million of 8.85% Capital Securities due February 1, 2027.

                           AMERUS LIFE HOLDINGS, INC.
               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


SCHEDULE                                               PAGE
--------                                               ----

Independent Auditors' Report on Schedules. . . . . . . . . . . . . . . .S-2

  I  Summary of Investments - Other than Investments
     in Related Parties. . . . . . . . . . . . . . . . . . . . . . . . .S-3
 II  Condensed Financial Information of Registrant . . . . .S-4 through S-7
 III Supplementary Insurance Information . . . . . . . . . . . . . . . .S-8
 IV  Reinsurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .S-9
  V  Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . S-10


All other schedules are omitted for the reason that they are not required, amounts are not sufficient to require submission of the schedule, or that the equivalent information has been included in the consolidated financial statements, and notes thereto.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors
AmerUs Life Holdings, Inc.:

     Under date of February 10, 1997, we reported on the consolidated balance sheets of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in Part II, Item 8 of the annual report on Form 10-K for the year 1996.

     In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As reported in note 1 to the consolidated financial statements, the Company implemented the provisions of the Statement of Financial Accounting Standards
(SFAS) No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts."
 Also, as discussed in note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements to reflect the spin-off of a wholly owned subsidiary, which resulted in a change in the subsidiaries comprising the consolidated financial statements.

                                             KPMG Peat Marwick LLP

Des Moines, Iowa
February 10, 1997

                           AMERUS LIFE HOLDINGS, INC.
                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS

                                                                               Amount at
                                                                                 which
                                                   Amortized       Market     Shown in the
  Type of Investment                                  Cost          Value    Balance Sheet
  ------------------                                  ----          -----    -------------
                                                            (Amounts in thousands)
  December 31, 1996
  Fixed Maturities:
    Bonds
      United States Government and government
        agencies and authorities                    $522,893       $537,305       $537,305
      Foreign governments                             20,114         21,674         21,674
      Public utilities                               232,546        243,102        243,102
      All other corporate bonds                    1,496,516      1,547,607      1,547,607
      Redeemable preferred stock                      63,806         65,119         65,119
                                                  ----------     ----------     ----------
        Total fixed maturities                    $2,335,875     $2,414,807     $2,414,807

  Equity securities:
    Common stocks
      Banks, trust and insurance companies           $33,956        $35,707        $35,707
      Industrial, miscellaneous and all other            189          1,357          1,357
    Nonredeemable preferred stocks                    26,102         26,969         26,969
                                                     -------        -------        -------
        Total equity securities                      $60,247        $64,033        $64,033
                                                     -------        -------        -------

  Mortgage loans on real estate                     $225,743                      $225,743
  Real estate                                          4,561                         4,561
  Policy loans                                        65,183                        65,183
  Other long-term investments                        114,037                       114,037
  Short-term investments                              13,288                        13,288
                                                  ----------                    ----------
      Total investments                           $2,818,934                    $2,901,652
                                                  ----------                    ----------
                                                  ----------                    ----------

                           AMERUS LIFE HOLDINGS, INC.
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             CONDENSED BALANCE SHEET
                                (PARENT COMPANY)
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


    Assets
    ------

  Investments in subsidiaries, at equity            $582,451
  Other investments                                   50,000
  Cash                                                    80
  Accrued Investment income                              259
  Other assets                                         2,743
                                                    --------
    Total assets                                    $635,533
                                                    --------
                                                    --------

    Liabilities and Stockholder's Equity
    ------------------------------------

  Liabilities:
    Accrued expenses                                    $580
    Deferred income taxes                                 32
    Other liabilities                                  2,411
    Debt                                             175,000
                                                     -------

    Total liabilities                                178,023
                                                     -------

  Stockholder's equity:
    Preferred stock, no par value,
      20,000,000 shares authorized,
      none issued                                          -
    Common stock, Class A, no par value,
      75,000,000 shares authorized,
      14,500,000 shares issued and outstanding        14,500
    Common stock, Class B, no par value,
      50,000,000 shares authorized,
      5,000,000 shares issued and outstanding          5,000
    Retained earnings                                438,010
                                                    --------

      Total stockholder's equity                     457,510
                                                    --------

      Total liabilities and stockholder's equity    $635,533
                                                    --------
                                                    --------

See accompanying notes to condensed financial statements.

                           AMERUS LIFE HOLDINGS, INC.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONSOLIDATED STATEMENT OF INCOME
                                (PARENT COMPANY)
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

 Revenues:
   Equity in undistributed earnings of subsidiaries  $74,114
   Net investment income                                 259
   Other income                                        1,000
                                                     -------
                                                      75,373

   Operating expenses                                  1,168
                                                       -----

   Income before income tax expense                   74,205

     Income tax expense                                   32
                                                     -------

   Net income                                        $74,173
                                                     -------
                                                     -------


See accompanying notes to condensed financial statements.

                           AMERUS LIFE HOLDINGS, INC.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    CONDENSED BALANCE STATEMENT OF CASH FLOWS
                                (Parent Company)
                                December 31, 1996
                             (Dollars in thousands)


Cash flows from operating activities:
   Net income                                                       $74,173
   Adjustments to reconcile net income to net cash provided
      by operating activities Equity in undistributed earnings      (74,114)
   Change in:
      Accrued investment income                                        (259)
      Income taxes                                                       32
      Other, net                                                        248
                                                                   ----------
      Net cash used by operating activities                              80
                                                                   ----------
  Cash flows from investing activities:
     Purchase of other investments                                  (50,000)
                                                                   ----------
      Net cash used in investing activities                         (50,000)
                                                                   ----------
  Cash flows from financing activities:
     Change in debt, net                                            175,000
     Capital contribution to subsidiaries                          (125,000)

        Net cash provided by financing activities                    50,000
                                                                   ----------
        Net increase in cash                                             80

  Cash at beginning of period                                             -
                                                                   ----------
  Cash at end of period                                            $     80
                                                                   ----------
                                                                   ----------

            See notes to accompanying condensed financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                                (PARENT COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     AmerUs Life Holdings, Inc. (the "Company") is the parent company of its primary subsidiary, AmerUs Life Insurance Company ("AmerUs Life"). The Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company's share of net income of its unconsolidated subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with AmerUs Life Holdings, Inc. consolidated financial statements.

(2)  DEBT

     Debt consists of the following (in thousands):

          Bank Credit Facility (A):
              Term loan bearing interest at 6.50%                  $100,000
              Revolving credit loan bearing interest at 6.475%       75,000
                                                                   --------

                                                                   $175,000
                                                                   --------
                                                                   --------


(A) The Bank Credit Facility consists of both a term loan and a revolving credit loan. The term loan agreement provides for a mandatory prepayment of $50 million from the proceeds of a common or preferred offering and regular semi-annual payments of $5 million commencing in June 1997. The revolving credit loan provides for a maximum borrowing of $75 million with the balance maturing in December 2001. The interest rate for both loans is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The Bank Credit Facility contains various financial and operating covenants which among other things limit future indebtedness and restrict the amount of future dividend payments. In addition, the Company has pledged 49.9% of the stock of AmerUs Life and a $50 million note payable to the Company by AmerUs Life.

     Maturities of long-term debt area s follows for each of the five years ending December 31:

      Year ending December 31:                      (In thousands)
                                                    --------------

          1997                                         $60,000
          1998                                          10,000
          1999                                          10,000
          2000                                          10,000
          2001                                          85,000
                                                      --------
                                                      $175,000
                                                      --------
                                                      --------

                           AMERUS LIFE HOLDINGS, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION


                            FUTURE POLICY                                                 BENEFITS,
                              BENEFITS,                                                    CLAIMS    AMORTIZATION
                  DEFERRED     LOSSES,               OTHER POLICY                          LOSSES     OF DEFERRED
                   POLICY      CLAIMS                 CLAIMS AND                  NET        AND        POLICY     OTHER
                ACQUISITION   AND LOSS     UNEARNED    BENEFITS   PREMIUM    INVESTMENT   SETTLEMENT  ACQUISITION OPERATING PREMIUMS
    SEGMENT         COST     EXPENSES (1)  PREMIUMS  PAYABLE (2)  REVENUE      INCOME      EXPENSES      COSTS    EXPENSES  WRITTEN
    -------         ----     ------------  --------  ------------ -------      ------      --------      -----    --------  -------
Life Insurance
12/31/96(3)       $295,716   $3,612,445    $     0    $11,804     $246,791   $286,213     $421,352     $58,572     $62,894    n/a
12/31/95          $267,711   $3,621,537    $     0    $16,617     $244,087   $285,244     $424,034     $50,239     $58,655    n/a
12/31/94          $404,361   $3,487,034    $     0     $9,803     $237,912   $275,691     $414,935     $42,756     $68,604    n/a

--------------------
(1)Includes policy reserves, policyholder funds, and dividends payable
(2)Policy and contract claims
(3)Includes Closed Block amounts

                           AMERUS LIFE HOLDINGS, INC.
                                   SCHEDULE IV
                                   REINSURANCE

                                                                                     PERCENTAGE
                                                        CEDED TO         ASSUMED     OF AMOUNT
                                            GROSS         OTHER         FROM OTHER   ASSUMED TO
                                            AMOUNT      COMPANIES       COMPANIES    NET AMOUNT           NET
                                            ------      ---------       ---------    ----------           ---
                                                                 (Amounts in thousands)
Year ended December 31, 1996
    Life insurance in force            $29,456,101     $4,170,418       $446,785    $25,732,468          1.88%
                                       -----------     ----------       --------    -----------          -----
                                       -----------     ----------       --------    -----------          -----
    Premiums
       Life insurance premiums
        and charges                       $318,777         14,790          1,475        305,462           .48%
       Accident and health insurance         2,154          1,915              -            239              -
                                       -----------     ----------       --------    -----------          -----
    Total premiums                        $320,931        $16,705         $1,475       $305,701           .48%

Year ended December 31, 1995
    Life insurance in force            $29,654,671     $3,814,429        $56,226    $25,896,468          0.21%
                                       -----------     ----------        -------    -----------          -----
    Premiums                           -----------     ----------        -------    -----------          -----
       Life insurance premiums
          and charges                     $310,543        $14,186         $4,862       $301,219          1.61%
    Accident and health insurance            2,595          2,361              4            268          1.49%
                                       -----------     ----------       --------    -----------          -----
    Total premiums                        $313,138        $16,547         $4,866       $301,487          1.61%
                                       -----------     ----------       --------    -----------          -----
                                       -----------     ----------       --------    -----------          -----
Year ended December 31, 1994
    Life insurance in force            $28,923,904     $3,265,105     $2,590,847    $28,249,646          9.17%
                                       -----------     ----------     ----------    -----------          -----
    Premiums                           -----------     ----------     ----------    -----------          -----
       Life insurance premiums
          and charges                     $299,769        $13,740         $7,857       $293,886          2.67%
       Accident and health insurance         3,024          2,697             61            388         15.72%
                                       -----------     ----------       --------    -----------          -----
    Total Premiums                        $302,793        $16,437         $7,918       $294,274          2.69%
                                       -----------     ----------       --------    -----------          -----
                                       -----------     ----------       --------    -----------          -----

                           AMERUS LIFE HOLDINGS, INC.
                                   SCHEDULE V
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                 ADDITIONS
                                                        ----------------------------  DEDUCTIONS -
                                          BALANCE AT    CHARGED TO                    PROVISION ON     BALANCE AT
                                         BEGINNING OF    COSTS AND     CHARGED TO    MORTGAGES SOLD/     END OF
   DESCRIPTION                              PERIOD        EXPENSES   OTHER ACCOUNTS    TRANSFERRED       PERIOD
   -----------                              ------        --------    --------------   -----------       ------
                                                                   (Amount in thousands)
Mortgage Loans
  1996                                     $30,067        $(4,029)           $ -       $(14,416)       $11,622
  1995                                     $65,549        $   622            $ -       $(36,104)       $30,067
  1994                                     $80,220        $ 1,207            $ -       $(15,878)       $65,549