Form 10-Q
period 1997-03-31
AMERUS LIFE HOLDINGS INC
filed 1997-05-15
CIK 1022827

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                             ----------------------
                             ----------------------

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

                         Commission file number 0-21459

                           AmerUs Life Holdings, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                  42-1459712
-------------------------------------------------------------------------------
(State of other jurisdiction of incorporation or organization)(IRS employer identification no.)

418 Sixth Avenue, Des Moines, Iowa                                    50309-2407
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code    (515) 280-1331
                                                   ----------------------------

-------------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----       -----

The number of shares outstanding of each of the registrant's classes of common stock on May 12, 1997 was as follows:

                    Class A, Common Stock  18,155,989 shares
                    Class B, Common Stock   5,000,000 shares

Exhibit index - Page 26                                     Page 1 of 34

                                      INDEX


                                                                       Page No.

Part I - Financial Information . . . . . . . . . . . . . . . . . . . . .      3

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets March 31, 1997
     (Unaudited) and December 31, 1996 . . . . . . . . . . . . . . . . .      3

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended March 31, 1997 and 1996. . . . . . . . . . .      5

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Three Months Ended March 31, 1997 and 1996. . . . . . . . . . .      6

     Notes to Consolidated Financial Statements (Unaudited). . . . . . .      8

Item 2.  Management's Discussion and Analysis of

     Financial Condition and Results of Operations . . . . . . . . . . .     10

Part II - Other Information. . . . . . . . . . . . . . . . . . . . . . .     24

Item 6.  Exhibits and Reports on Form 8-K

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                        March 31,   December 31,
                                                          1997         1996
                                                      ----------     ----------
                                                     (Unaudited)
                                     ASSETS

Investments:
  Securities available-for-sale at fair value:
    Fixed maturity securities
      (Cost 1997 $2,345,660; 1996 $2,335,875)         $2,376,246     $2,414,807
    Equity securities
      (Cost 1997 $61,309; 1996 $60,247)                   64,089         64,033
    Short-term investments
      (Cost 1997 $14,724; 1996 $13,288)                   14,724         13,288
Investment in unconsolidated subsidiaries                 20,947         20,809
Mortgage loans on real estate                            236,644        225,743
Real estate                                                4,495          4,561
Policy loans                                              65,802         65,183
Other investments                                         81,182         93,228
                                                      ----------     ----------
    Total investments                                  2,864,129      2,901,652

Cash                                                       1,437          1,814
Accrued investment income                                 37,423         30,792
Premiums and fees receivable                               1,221          1,489
Reinsurance receivables                                    1,808          1,329
Deferred policy acquisition costs                        164,392        120,481
Deferred income taxes                                     13,862              -
Property and equipment
  (less accumulated depreciation)                          4,371          4,393
  (1997-$12,433; 1996-$11,775)
Other assets
                                                          54,700         52,111
Closed block assets                                    1,268,704      1,270,168
                                                      ----------     ----------
  Total assets                                        $4,412,047     $4,384,229
                                                      ----------     ----------
                                                      ----------     ----------

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        March 31,   December 31,
                                                         1997            1996
                                                      ----------     ----------
                                                      (Unaudited)
LIABILITIES
  Policy reserves and policyowner funds:
    Future life and annuity policy benefits           $2,021,234     $2,053,740
    Policyowner funds                                     60,078         55,369
                                                      ----------     ----------
                                                       2,081,312      2,109,109

Accrued expenses                                          16,624         14,227
Dividends payable to policyowners                          1,186              -
Policy and contract claims                                 6,009          7,039
Income taxes payable                                      33,024         25,182
Deferred income taxes                                          -          1,337
Other liabilities                                         62,752         64,173
Debt                                                      79,325        188,381
Closed block liabilities                               1,542,245      1,517,271
                                                      ----------     ----------

      Total liabilities                                3,822,477      3,926,719
                                                      ----------     ----------

Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trust holding
  solely junior subordinated debentures of the
  Company                                                 86,000              -

SHAREHOLDERS' EQUITY
  Preferred stock, no par value,
    20,000,000 shares authorized, none issued                  -              -
  Common stock, Class A, no par value,
    75,000,000 shares authorized;
    18,155,989 shares issued and outstanding 1997;
    14,500,000 shares issued and outstanding 1996         18,156         14,500

Common stock, Class B, no par value,
  50,000,000 shares authorized;
  5,000,000 shares issued and outstanding                  5,000          5,000

Unrealized appreciation of available-for-sale
  securities                                              11,753         35,300
Additional paid in capital                                51,371              -

Retained earnings                                        417,290        402,710
                                                      ----------     ----------

      Total shareholders' equity                         503,570        457,510
                                                      ----------     ----------

      Total liabilities and
        shareholders' equity                          $4,412,047     $4,384,229
                                                      ----------     ----------
                                                      ----------     ----------

                           AMERUS LIFE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                         1997            1996
                                                      ----------     ----------
Revenues:
  Insurance premiums                                      $8,170        $62,229
  Universal life and annuity
    product charges                                       10,035         14,901
  Net investment income                                   48,548         73,220
  Realized gains on investments                            5,259         58,740
  Other revenues                                           2,613            143
  Contribution from the Closed Block                       9,276              -
                                                      ----------     ----------

                                                          83,901        209,233
                                                      ----------     ----------
Benefits and expenses:
  Policyowner benefits                                    44,374         95,982
  Underwriting, acquisition, and
    insurance expenses                                    14,203         15,231
  Amortization of deferred policy
    acquisition costs                                      5,057         14,962
  Dividends to policyowners                                  121         13,441
                                                      ----------     ----------

                                                          63,755        139,616
                                                      ----------     ----------
Income before income tax expense
  and equity in earnings of
  unconsolidated subsidiary                               20,146         69,617

Income tax expense                                         5,739         24,827
                                                      ----------     ----------

Income before equity in earnings
  of unconsolidated subsidiary                            14,407         44,790

Equity in earnings of unconsolidated
  subsidiary                                                 173              -
                                                      ----------     ----------
Net income                                               $14,580        $44,790
                                                      ----------     ----------
                                                      ----------     ----------

Pro forma net income per common share                      $0.63          $1.93
                                                      ----------     ----------
                                                      ----------     ----------

Weighted average Common Shares outstanding            23,155,989     23,155,989
                                                      ----------     ----------
                                                      ----------     ----------

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          1997           1996
                                                      ----------     ----------
Cash flows from operating activities:
    Net income                                          $14,580         $44,790
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Policyowner assessments on
         universal life and
         annuity products                               (10,035)        (14,901)
      Interest credited to
         policyowner account balances                    26,347          29,579
      Realized investment (gains)
         losses                                          (5,259)        (58,740)
      Change in:
         Accrued investment income                       (6,631)         (4,001)
         Reinsurance ceded receivables                     (479)            793
         Deferred policy acquisition
           costs                                         (6,830)          3,062
         Liabilities for future
           policy benefits                              (18,626)         14,053
         Policy and contract claims
           and other policyowner funds                   (1,030)           (879)
         Income taxes:
           Current                                        7,842          24,762
           Deferred                                      (3,208)         (5,817)
      Other, net                                         14,212         (11,250)
      Change in Closed Block assets
         and liabilities, net                            25,878               -
                                                      ----------     ----------
      Net cash provided by operating
         activities                                      36,761          21,451
                                                      ----------     ----------

                                                         1997            1996
                                                      ----------     ----------
Cash flows from investing activities:
    Purchase of fixed maturities
      available for sale                                (309,000)      (365,241)
    Maturities, calls, and principal
      reductions of fixed maturities
      available for sale                                 233,285        278,165
    Purchase of equity securities                        (10,799)        (2,974)
    Proceeds from sale of equity
      securities                                          15,953         74,581
    Proceeds from repayment and sale
      of mortgage loans                                   18,869         11,367
    Purchase of mortgage loans                           (29,135)        (3,924)
    Purchase of real estate and other
      invested assets                                     11,140          3,034
    Change in policy loans, net                             (618)        (4,022)
    Other assets, net                                     (2,121)        19,575
    Change in Closed Block
      investments, net                                    22,721              -
                                                      ----------     ----------
      Net cash used in investing
         activities                                      (49,705)        10,561
                                                      ----------     ----------
Cash flows from financing activities:
      Deposits to policyowner account
         balances                                         32,031         48,701
      Withdrawals from policyowner
         account balances                                (58,367)       (81,184)
      Change in debt, net                               (109,056)        (6,559)
      Initial public offering of
         common stock                                     55,027              -
      Change in checks drawn in excess
         of bank balance                                   6,932          2,722
      Dividends to American Mutual
         Holding Company                                       -           (312)
      Issuance of company-obligated
        mandatory redeemable
        capital securities                                86,000              -
                                                      ----------     ----------
      Net cash used in financing
           activities                                     12,567        (36,632)
                                                      ----------     ----------
      Net (decrease) increase in cash                       (377)        (4,620)
    Cash at beginning of period                            1,814          4,620
                                                      ----------     ----------
    Cash at end of period                                 $1,437       $      -
                                                      ----------     ----------
                                                      ----------     ----------

    Supplemental disclosure of cash
      activities:
      Interest paid                                       $1,910           $478
                                                      ----------     ----------
                                                      ----------     ----------

      Income taxes paid                                  $12,800        $18,000
                                                      ----------     ----------
                                                      ----------     ----------

                           AMERUS LIFE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation.

EARNINGS PER COMMON SHARE

     Earnings per share have been computed on a pro forma basis by giving retroactive effect to the issuance of 18.16 million shares of Class A common stock and 5 million shares of Class B common stock as if all such shares had been issued at the beginning of the respective periods and by giving retroactive effect to the capital contribution (by the Company) to former subsidiaries of AmerUs Life. For further discussion, refer to the consolidated financial statements of the Company for the year ended December 31, 1996.

(2)  CLOSED BLOCK

     Summarized financial information of the Closed Block balance sheet as of March 31, 1997, and statement of income from January 1, 1997 to March 31, 1997, is as follows (IN THOUSANDS):

ASSETS:                                                          Closed Block:
                                                                 -------------
Fixed maturity securities, at fair value
   (amortized cost of $901,568)                                     $897,319
Short-term investments, at fair value                                  4,508
Policy loans                                                         168,794
Cash                                                                      31
Accrued Investment Income                                             12,486
Premiums and fees receivable                                           4,760
Deferred policy acquisition costs                                    168,405
Other assets                                                          12,401
                                                                  ----------
                                                                  $1,268,704
                                                                  ----------
                                                                  ----------

LIABILITIES:
Future life and annuity policy benefits                           $1,389,112
Policyowner funds                                                      7,500
Accrued expenses                                                       1,491
Dividends payable to policyowners                                    134,114
Policy and contract claims                                             3,911
Other liabilities                                                      6,117
                                                                  ----------
                                                                  $1,542,245
                                                                  ----------
                                                                  ----------

REVENUES AND EXPENSES:
Insurance premiums                                                   $54,936
Universal life and annuity product charges                             4,878
Net investment income                                                 26,301
Realized (losses) on investments                                        (573)
Policyowner benefits                                                 (50,878)
Underwriting, acquisition, and insurance expenses                     (1,491)
Amortization of deferred policy acquisition costs                     (6,831)
Dividends to policyowners                                            (17,066)
                                                                  ----------
   Contribution from the Closed Block before income taxes             $9,276
                                                                  ----------
                                                                  ----------

(3)   DEBT AND CAPITAL SECURITIES

      Debt consists of the following (in thousands):

                                                        March 31,   December 31,
                                                           1997          1996
                                                       ----------    ----------
Line of credit with Federal Home Loan Bank-bearing
     interest at 6.85% at March 31, 1997                  $15,997     $       -
Federal Home Loan Bank community investment
     long-term advances with a weighted average
     interest rate of 6.26% at March 31, 1997              13,328        13,381
Bank Credit Facility:
     Term loan bearing interest at 6.50%
      at March 31, 1997                                    50,000       100,000
     Revolving credit loan                                      -        75,000
                                                       ----------    ----------
                                                          $79,325      $188,381
                                                       ----------    ----------
                                                       ----------    ----------

     For an additional discussion of the terms of the above indebtedness, refer to the Company's consolidated financial statements as of December 31, 1996.

     On February 3, 1997, the Company issued $86,000,000 of 8.85% Capital Securities, Series A, through a subsidiary trust for which the Company is obligated to mandatorily redeem the securities on February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007.

AMERUS LIFE HOLDINGS, INC.                            MARCH 31, 1997

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is engaged in the business of underwriting, marketing and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 45 states and the District of Columbia. The Company's primary product offerings consist of whole life, universal life and term life insurance policies and fixed annuities. Since April 1, 1996 the Company has been a party to the Ameritas Joint Venture with Ameritas Life Insurance Corp., through which it markets fixed annuities, variable annuities and variable life insurance products.

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

SALES

     The following table sets forth information regarding the Company's sales activity by product:

                            SALES ACTIVITY BY PRODUCT


                                                   Three Months Ended March 31,
                                                        1997              1996
                                                      ----------    ----------
                                                           (In thousands)

  Individual life insurance:
  Participating whole life                               $ 4,585       $ 4,282
  Universal life                                           2,571         1,971
  Term life                                                  563           727
                                                      ----------    ----------
       Total life insurance                              $ 7,719       $ 6,980
                                                      ----------    ----------
                                                      ----------    ----------
  Individual annuities                                   $10,196       $27,550
                                                      ----------    ----------
                                                      ----------    ----------

     Life insurance sales as measured by annualized premiums increased by $.7 million, or 10.6%. Individual annuity sales decreased by $17.4 million to $10.2 million from $27.6 million in the same period in 1996. The decrease in annuity sales resulted primarily from the transfer of new production to the AMAL joint venture in May 1996. The Company's investment in AMAL is carried on the equity method.

PREMIUM RECEIPTS

     The following table sets forth the Company's collected premiums for the periods indicated:

                          COLLECTED PREMIUMS BY PRODUCT


                                                    Three Months Ended March 31,
                                                         1997          1996
                                                      ----------    ----------
                                                         (In thousands)

Direct individual life premiums collected:

  Traditional life:
     First year & single                                 $18,239       $17,269
     Renewal                                              42,682        42,591
                                                      ----------    ----------
       Total                                             $60,921       $59,860
                                                      ----------    ----------
                                                      ----------    ----------
  Universal life:
     First year & single                                 $ 3,929       $ 3,657
     Renewal                                              18,844        19,451
                                                      ----------    ----------
       Total                                             $22,773       $23,108
                                                      ----------    ----------
                                                      ----------    ----------

     Total direct life                                   $83,694       $82,968

  Reinsurance assumed                                        346           420
  Reinsurance ceded                                       (2,441)       (2,584)
                                                      ----------    ----------
  Total individual life,
     net of reinsurance                                  $81,599       $80,804
                                                      ----------    ----------
                                                      ----------    ----------

Direct annuity premiums collected:
  Individual (A)                                         $12,544       $29,977
  Group                                                        -            46
                                                      ----------    ----------
     Total annuities                                      12,544        30,023
  Reinsurance ceded                                         (180)         (201)
                                                      ----------    ----------
  Total annuities, net of reinsurance                    $12,364       $29,822
                                                      ----------    ----------
                                                      ----------    ----------

Total group life, net of reinsurance (B)                 $   (10)      $   670
                                                      ----------    ----------
                                                      ----------    ----------

Total accident and health,
  net of reinsurance                                     $    77       $    54
                                                      ----------    ----------
                                                      ----------    ----------

Total collected premiums,
  net of reinsurance                                     $94,030      $111,350
                                                      ----------    ----------
                                                      ----------    ----------


(A) Effective May 1996, substantially all new sales of individual deferred annuities are made through the AMAL Joint Venture.

(B) The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

LIFE INSURANCE AND ANNUITIES IN FORCE

     The following table sets forth information regarding life insurance and annuities in force for each date presented:

                      LIFE INSURANCE AND ANNUITIES IN FORCE

                                                 As of March 31,
                                            1997                 1996
                                            ----                 ----
                                              (Dollars in thousands)

     Individual life insurance:
     Traditional
        Number of policies                 253,645             260,174
        GAAP life reserves              $1,237,797          $1,145,899
        Face amounts                   $16,883,000         $16,573,000
     Universal life
        Number of policies                 119,728             120,211
        GAAP life reserves                $826,715            $794,672
        Face amounts                   $12,215,000         $12,324,000
     Total individual life
        Number of policies                 373,373             380,385
        GAAP life reserves              $2,064,512          $1,940,571
        Face amounts                   $29,098,000         $28,897,000
     Annuities (A):
        Number of policies                  54,593              56,553
        GAAP reserves                   $1,151,691          $1,276,379
     Group life insurance (B):
        Number of lives                     30,210              33,774
        Face amounts                      $859,000            $879,000

___________________

(A) Effective May 1996, substantially all new sales of individual deferred annuities are made through the AMAL Joint Venture.

(B) The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

     The reductions in the number of life insurance policies and annuities are attributable to policy surrenders, policy terminations or expirations, and consolidations of one or more outstanding policies into new policies. Many of the policies which have terminated were of a lower face amount than the average for all policies in force. While the Company has experienced a decrease in the number of policies outstanding, the size of policies outstanding has increased and the amount of premiums collected has increased.

THE CLOSED BLOCK

     In connection with the Reorganization of the Company, the Closed Block was established as of June 30, 1996. Insurance policies which had a dividend scale in effect at that time were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the Reorganization, assets would be available to maintain the dividend scales and interest credits in effect for 1995 if the experience underlying such scales and credits continues.

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

     Since the operating results from the Closed Block for the three months ended March 31, 1997 are reported on one line of the income statement, "Contribution from the Closed Block," the individual income statement components for 1997 are not fully comparable with those for 1996, prior to the establishment of the Closed Block. Management believes that the presentation of the results of operations on a combined basis as if the Closed Block had not been formed facilitates comparability with the results of operations for periods prior to its formation. Accordingly, the combined presentation set forth below includes certain revenues and expenses associated with the policies included in the Closed Block. Such presentation does not, however, affect the Company's reported net income.


                                                             Three Months Ended March 31, 1997
                                                             -----------------------------------
                                                   As Reported        Closed Block           Combined
                                                   -----------        ------------           ---------
                                                                      (In thousands)
Revenues
   Insurance premiums                                $ 8,170             $54,936            $ 63,106
   Product charges                                    10,035               4,878              14,913
   Net investment income                              48,548              26,301              74,849
   Realized gains (losses) on
     investments                                       5,259                (573)              4,686
   Other revenue                                       2,613                   -               2,613
   Contribution from the
     Closed Block                                      9,276              (9,276)                  -
                                                  ----------          ----------          ----------
   Total revenues                                     83,901              76,266             160,167

Benefits and expenses
   Policyowner benefits                               44,374              50,878              95,252
   Underwriting, acquisition
     and insurance expenses                           14,203               1,491              15,694
   Amortization of deferred
     policy acquisition costs                          5,057               6,831              11,888
   Dividends to policyowners                             121              17,066              17,187
                                                  ----------          ----------          ----------
   Total benefits and expenses                        63,755              76,266             140,021

Income before income tax expense
  and equity in earnings of
  unconsolidated subsidiary                           20,146                   -              20,146
Income tax expense                                     5,739                   -               5,739
                                                  ----------          ----------          ----------
Income before equity in
  earnings of unconsolidated
  subsidiary                                          14,407                   -              14,407
Equity in earnings of
 unconsolidated subsidiary                               173                   -                 173
                                                  ----------          ----------          ----------

Net income                                          $ 14,580            $      -            $ 14,580
                                                  ----------          ----------          ----------
                                                  ----------          ----------          ----------

                                     -15-

COMBINED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

A summary of the Company's combined revenues, including revenues associated with the Closed Block, follows:

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1997             1996
                                                       ----------     ----------
                                                             (In thousands)
Insurance premiums:

  Traditional life insurance premiums                    $59,488       $57,224
  Immediate annuity and supplementary
     contract premiums                                     3,593         4,216
  Other premiums                                              25           789
                                                      ----------    ----------
       Total insurance premiums                           63,106        62,229

  Universal life product charges                          14,760        14,693
  Annuity product charges                                    153           208
                                                      ----------    ----------
       Total product charges                              14,913        14,901

  Net investment income                                   74,849        73,220
  Realized gains on investments                            4,686        58,740
  Other revenues                                           2,613           143
                                                      ----------    ----------
       Total revenues                                   $160,167      $209,233
                                                      ----------    ----------
                                                      ----------    ----------

     Individual life and annuity premiums and product charges increased $1.7 million, or 2.2%, to $78.0 million for the first quarter of 1997 from $76.3 million for the first quarter of 1996. Insurance premiums increased $0.9 million to $63.1 million for the first quarter of 1997 compared to $62.2 million for the first quarter of 1996. Traditional life insurance premiums increased $2.3 million as a result of higher life insurance sales and continued growth in renewal premiums. Immediate annuity deposits and supplementary contract premiums were $0.6 million lower in 1997 than in 1996 due to lower immediate annuity sales. Other premiums were $0.8 million lower in 1997 than in 1996 primarily due to the sale of the Company's remaining group life operation in the third quarter of 1996.

     Universal life product charges were comparable for the first quarters of 1997 and 1996 at $14.7 million, with increased cost of insurance charges in 1997 as a result of the normal aging of the block of business, offset by increased reinsurance costs in 1997.

     Net investment income increased by $1.6 million to $74.8 million for the first quarter of 1997 as compared to $73.2 million for the first quarter of 1996. The increase in 1997 was attributable to an increase in average invested assets. Average invested assets (excluding market value adjustments) increased by $153.3 million from $3,733.2 million in 1996 to $3,886.5 million in 1997. The effective yield on average invested assets (excluding market value adjustments) decreased from 7.81% in 1996 to 7.66% in 1997. The decrease in effective yield is due to lower yields in the bond and mortgage portfolios for the first three months of 1997 compared to the same period in 1996.

     Realized gains on investments were $4.7 million during the first quarter of 1997 compared to gains of $58.7 million during the first quarter of 1996. Included in the 1996 amounts were approximately $51.5 million of gains from the sale of common stock as a result of the liquidation of the Company's equity portfolio during the first quarter of 1996.

     Other revenues increased by $2.5 million to $2.6 million for the first quarter of 1997 as compared to $0.1 million for the first quarter of 1996. The increased income was primarily due to the sale of certain investment partnerships in 1997.

     A summary of the Company's combined policyowner benefits, including policyowner benefits associated with the Closed Block, follows:

                                                       Three Months Ended
                                                             March 31,
                                                             ----------
                                                       1997              1996
                                                       ----              ----
                                                          (In thousands)


Traditional life insurance
  Death benefits                                      $ 8,593          $ 8,008
  Change in liability for future policy
     benefits and other policy benefits                43,247           43,172
                                                   ----------       ----------
  Total traditional life
     insurance benefits                                51,840           51,180

Universal life insurance
  Death benefits in excess
     of cash value                                      7,664            5,341
  Interest credited to policyowner
     account balances                                  10,947           10,455
  Other policy benefits                                   593            1,109
                                                   ----------       ----------
    Total universal life
       insurance benefits                              19,204           16,905

Annuities
  Interest credited to deferred
     annuity account balances                          15,400           18,108
  Other annuity benefits                                8,398            8,823
                                                   ----------       ----------
       Total annuity benefits                          23,798           26,931

Miscellaneous benefits                                    410              966
                                                   ----------       ----------
  Total policyowner benefits                          $95,252          $95,982
                                                   ----------       ----------
                                                   ----------       ----------

     Total policyowner benefits were $95.3 million for the first quarter of 1997 compared to $96.0 million for the first quarter of 1996. Traditional life insurance benefits increased $0.7 million in 1997 primarily due to increased mortality costs. Universal life insurance benefits increased by $2.3 million, also primarily as a result of increased mortality costs. For both product lines the increased death benefits are within normal statistical deviation and are not necessarily an indication of higher levels of death benefits than expected for the entire year. Interest credited to universal life policyowner account balances increased $0.5 million from 1996 to 1997.

While the weighted average crediting rate for the Company's universal life liabilities decreased 18 basis points from 6.42% for the first quarter of 1996 to 6.24% for the first quarter of 1997, the Company's average liabilities increased $33.9 million from the first quarter of 1996 to the first quarter of 1997, resulting in the increased credited amounts during the first quarter of 1997.

     Annuity benefits decreased $3.1 million for the first quarter of 1997 to $23.8 million compared to $26.9 million for the first quarter of 1996. Such benefits decreased primarily due to reduced interest credited to policyowner account balances. The weighted average crediting rate for the Company's individual deferred annuity liabilities decreased 15 basis points to 5.48% for the first quarter of 1997 compared to 5.63% for the first quarter of 1996. The Company's average deferred annuity liabilities decreased $128.8 million from the first quarter of 1996 to the first quarter of 1997 also contributing to the decrease in interest credited amounts in 1997. The decrease in other annuity benefits was primarily the result of the lower immediate annuity sales in 1997.

     The decrease in miscellaneous benefits of $0.6 million from the first quarter of 1996 to the first quarter of 1997 was primarily the result of the sale of the Company's remaining group life operation in the third quarter of 1996.

     A summary of the Company's combined expenses, including expenses associated with the Closed Block, follows:

                                                         Three Months  Ended
                                                              March 31,
                                                         -------------------
                                                         1997           1996
                                                         ----           ----
                                                           (In thousands)

     Commission expense, net of deferrals              $ 2,113        $ 2,601
     Other underwriting, acquisition and
        insurance expenses, net of deferrals            13,581         12,630
     Amortization of deferred policy
        acquisition costs                               11,888         14,962
                                                      --------       --------

        Total expenses                                 $27,582        $30,193
                                                      --------       --------
                                                      --------       --------

     Commission expense, net of deferrals, decreased $0.5 million to $2.1 million for the first quarter of 1997 compared to $2.6 million for the first quarter of 1996, primarily due to lower individual annuity renewal premium activity and the sale of the Company's remaining group life operation in 1996. Other underwriting, acquisition and insurance expenses, net of deferrals, increased by $1.0 million, or 7.5%, to $13.6 million for the first quarter of 1997. The increase in expenses in 1997 was primarily due to interest expense of $2.1 million on capital securities issued by the Company.

     The amortization of deferred policy acquisition costs decreased by $3.1 million to $11.9 million in the first quarter of 1997 compared to $15.0 million in the first quarter of 1996. Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capital gains. Higher death benefits and lower realized capital gains in the first quarter of 1997 compared to the first quarter of 1996 resulted in lower gross margins in 1997 on products for which deferred costs are being amortized, causing the reduced amortization during the first quarter of 1997.

     Dividends to policyowners increased by $3.8 million to $17.2 million for the first quarter of 1997 compared to $13.4 million for the first quarter of 1996. The increase in dividends was the result of the growth and aging of the inforce policies and the establishment of a deferred dividend liability for the Closed Block, as actual gross margins on such policies exceeded expected
margins for the first quarter of 1997.   Traditional life reserves grew 8.0%
from March 31, 1996 to $1.24 billion at March 31, 1997. The weighted average interest rate used in the dividend formula for these policies was 7.18% during the first quarter of 1997 compared to 7.16% during the first quarter of 1996.

     Income before income taxes decreased by $49.5 million to $20.1 million for the first quarter of 1997 compared to $69.6 million for the first quarter of 1996 primarily due to lower realized gains on investments.

     Income tax expense decreased by $19.1 million for the first quarter of 1997 to $5.7 million compared to $24.8 million for the first quarter of 1996. The decreased 1997 income taxes were primarily the result of the lower pre-tax income due largely to the lower realized gains on investments. The effective income tax rate for first quarter 1997 was 28.2% compared to 35.7% for first quarter 1996. The higher effective tax rate in 1996 was primarily attributable to the equity add-on tax which is applicable only to mutual life insurance companies. The Company was subject to this tax prior to the conversion to a stock company on June 30, 1996. The favorable effective tax rate for the first quarter of 1997 was primarily attributable to affordable housing income tax credits of $1.4 million.

     Net income decreased by $30.2 million for the first quarter of 1997 to $14.6 million compared to $44.8 million for the first quarter of 1996. The reduced net income resulted primarily from lower realized gains on investments.

LIQUIDITY AND CAPITAL RESOURCES

 THE COMPANY

     The Company's cash flows from operations consists of dividends from subsidiaries, if declared and paid, interest income on loans and advances to its subsidiaries (including a surplus note issued to the Company by AmerUs Life), investment income on assets held by the Company and fees which the Company will charge AmerUs Group, AmerUs Life and certain other of its affiliates for management services, offset by the expenses incurred for debt service, salaries and other expenses.

     The Company intends to rely primarily on dividends and interest income from AmerUs Life to make any dividend payments to its shareholders. The payment of dividends by AmerUs Life to the Company is regulated under Iowa law. Under Iowa law, AmerUs Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Iowa Commissioner to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of AmerUs Life's capital and surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. During 1997, the maximum amount that would have been legally available for distribution to the Company, absent the dividends paid as a part of the reorganization of the Company, without further regulatory approval would have been approximately $34 million. However, as a result of the Distribution, AmerUs Life will not be able to pay dividends to the Company in 1997 without the prior consent of the Iowa Commissioner. It is the Company's intention to seek regulatory approval to pay dividends from AmerUs Life during 1997. However, at March 31, 1997, the Company also had the ability to borrow up to approximately $119.0 million from AmerUs Life without prior regulatory approval. The Company would utilize this borrowing capacity, if necessary, to meet its liquidity needs including the payment of dividends to its shareholders. Any such borrowings from AmerUs Life would be repaid from future available dividends from AmerUs Life. Management believes that the Company's access to capital through borrowings from AmerUs Life, public equity and debt markets and its $75 million revolving credit facility provide the Company with sufficient liquidity and capital resources during 1997, irrespective of whether regulatory approval for the payment of dividends by AmerUs Life is obtained.

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

     On February 3, 1997, the Company issued $86,000,000 of 8.85% Capital Securities, Series A, through a subsidiary trust for which the Company is obligated to mandatorily redeem the securities on February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007.

     In connection with the Bank Credit Facility, the Company pledged approximately 49.9% of the common stock of AmerUs Life owned by the Company and a $50 million 9% surplus note payable to the Company by AmerUs Life.

     The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources or from debt or equity financing. As of March 31, 1997 the Company had no material commitments for capital expenditures. In the future the Company anticipates that its liquidity and capital needs will be met through interest and dividends from AmerUs Life, accessing the public equity and debt markets depending upon market conditions, or alternatively from bank financing.

     At March 31, 1997, AmerUs Life had substantial excess statutory capital as its adjusted statutory capital was $365.1 million resulting in an RBC ratio in excess of 750% of the authorized control level RBC.

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

     AmerUs Life generated cash flows from operating activities of $36.8 million and $21.5 million, for the three months ended March 31, 1997 and 1996, respectively. Excess operating cash flows were primarily used to increase AmerUs Life's fixed maturity investment portfolio.

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

     AmerUs Life takes into account asset-liability management considerations. Contract terms for AmerUs Life's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes statutory liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at March 31, 1997 (in millions):


     Not subject to discretionary withdrawal                               $210
     Subject to discretionary withdrawal with adjustments:
       Specified surrender charges (A)                          $865
       Market value adjustments                                  389
                                                                ----
          Subtotal                                                        1,254
       Subject to discretionary withdrawal without adjustments              570
                                                                         -------
          Total                                                          $2,034
                                                                         -------
                                                                         -------


(A) Includes $304 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     Through its membership in the Federal Home Loan Bank of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit, the amount of which is re-set annually, is based on the amount of capital stock of the Federal Home Loan

Bank of Des Moines owned by AmerUs Life, which supported a borrowing capacity of $36.7 million as of March 31, 1997. Interest is payable at a current rate at the time of any advance. As of March 31, 1997, AmerUs Life had a $25 million open secured line of credit with $16.0 million outstanding.

     In the future, in addition to cash flows from operations and AmerUs Life's borrowing capacity, AmerUs Life would anticipate obtaining its required capital from the Company as the Company has access to the public markets.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          A list of exhibits included as part of this report is set forth in the
          Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

     (b) The following report on Form 8-K was filed during the quarter ended March 31, 1997:

          (i)  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:    May 13, 1997             AMERUS LIFE HOLDINGS, INC.



                                   By/s/     Michael E. Sproule
                                         --------------------------------------
                                             Executive Vice President and CFO
                                             (Chief Financial Officer)


                                   By/s/     Michael G. Fraizer
                                         --------------------------------------
                                             Senior Vice President -
                                             Controller and Treasurer
                                             (Principal Accounting Officer)

                   AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION

  2.1*         Plan of Reorganization dated October 27, 1995
  3.1          Amended and Restated Articles of Incorporation of the Company
               filed as Exhibit 3.5 to the registration statement of the Company on Form S-1, Registration Number 333-12234, is hereby
               incorporated by reference.
  3.2*         Bylaws of the Company
  4.1          Amended and Restated Trust Agreement dated as of February 3, 1997 among the Company, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as exhibit 3.6 to the registration statement of the Company and AmerUs Capital I on Form S-1,
               Registration Number 333-13713, is hereby incorporated by reference.
  4.2          Indenture dated as of February 3, 1997 between the Company and
               Wilmington Trust Company relating to the Company's 8.85% Junior
               Subordinated Debentures, Series A, filed as exhibit 4.1 to the registration statement of the Company and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
  4.3          Guaranty Agreement dated as of February 3, 1997 between the
               Company, as guarantor and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as exhibit 4.4 on Form S-1, Registration
               Number, 333-13713, is hereby incorporated by reference.
  10.1         Amended and Restated Intercompany Agreement dated as of December
               1, 1996, among American Mutual Holding Company, AmerUs Group Co.
               and the Company. Filed as Exhibit 10.81 to the company's registration statement on Form S-1, Registration Number 333-
               12237, is hereby incorporated by reference
  10.2*        Joint Venture Agreement, dated as of March 8, 1996, between
               American Mutual Insurance Company and Ameritas Life Insurance
               Corp., and First Amendment thereto dated as of April 1, 1996 between American Mutual Life Insurance Company and Ameritas Life
               Insurance Corp.
  10.3*        Management and Administrative Service Agreement, dated as of
               April 1, 1996, among American Mutual Life Insurance Company,
               Ameritas Variable Life Insurance Company and Ameritas Life
               Insurance Corp.
  10.4*        Agreement and Plan of Merger, dated as of August 24, 1994, between Central Life Assurance Company and American Mutual Life
               Insurance Company
  10.5*        Line of Credit Application and Approval, dated February 28, 1996 and April 22, 1996, respectively, between American Mutual Life
               Insurance Company and Federal Home Loan Bank of Des Moines

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

  10.28* Lease - Business Property, dated January 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank
  10.29* Lease - Business Property, dated January 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank
  10.30* Lease - Business Property, dated January 1, 1996, between American Mutual Life Insurance Company and AmerUs Group
  10.31* Lease - Business Property, dated January 1, 1996, between American Mutual Life Insurance Company and AmerUs Group
  10.32* Assumption and Amendment of Lease Agreement, dated as of November 27, 1993 among Central Life Assurance Company, Midland Savings Bank FSB (now AmerUs Bank) and Midland Financial Mortgages, Inc. (now AmerUs Mortgage, Inc.)
  10.33* Form of Indemnification Agreement executed with directors and certain officers
  10.34* Amended and Restated Agreement and Certificate of Limited Partnership of CPI Housing Partners I, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P.
  10.35* Amended and Restated Agreement of Limited Partnership of American Mutual Affordable Housing Partners, L.P., dated as of September 1, 1995, among GrA Partners Joint Venture, AmerUs Properties, Inc., American Mutual Life Insurance Company, NCC Polar Company and NCC Orion Company
  10.36* Amended and Restated Agreement and Certificate of Limited Partnership of 65th & Vista, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P.
  10.37* Amended and Restated Agreement and Certificate of Limited Partnership of 60th & Vista, L.P., dated as of September 1, 1995, among I.R.F.B. Joint Venture, American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P.
  10.38* Certificate of Limited Partnership and Limited Partnership Agreement of CPI Housing Partners II, L.P., dated March 27, 1995, between Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company
  10.39* Amended and Restated Agreement and Certificate of Limited Partnership of API Housing Partners III, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc.
  10.40* Certificate of Limited Partnership and Limited Partnership Agreement of API Housing Partners IV, L.P., dated as of June 1995, between AmerUs Properties, Inc. and American Mutual Life Insurance Company

  10.41* Amended and Restated Agreement and Certificate of Limited Partnership of API Housing Partners V, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc.
  10.42* Amended and Restated Agreement and Certificate of Limited Partnership of API-Chimney Ridge Partners, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc.
  10.43* Certificate of Limited Partnership and Limited Partnership Agreement of API Housing Partners VI, L.P., dated as of October 10, 1995, between AmerUs Properties, Inc. and American Mutual Life Insurance Company
  10.44* Certificate of Limited Partnership and Limited Partnership Agreement of 86th & Meredith Associates, L.P., dated as of February 14, 1995, between Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company
  10.45* Certificate of Limited Partnership and Limited Partnership Agreement of Altoona Meadows Investors, L.P., dated as of February 22, 1995, between KPI Investments, Inc. and Dennis Galeazzi
  10.46* First Amendment to the Certificate of Limited Partnership and Limited Partnership Agreement of Altoona Meadows Investors, L.P., dated as of September 28, 1995, between KPI Investments, Inc. and American Mutual Life Insurance Company
  10.47* Loan Servicing Agreement, dated August 1, 1990, between Central Life Assurance Company and Midland Financial Mortgages, Inc. (now AmerUs Mortgage), filed as Exhibit 10.30 to Central Resource Group, Inc.'s Registration Statement on Form S-1, Registration No. 33-48359, filed on June 4, 1992
  10.48* Construction Loan Servicing Agreement, dated November 20, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
  10.49* Servicing Agreement, dated March 1996, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
  10.50* Loan Servicing Agreement, dated September 1, 1994, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank)
  10.51* Miscellaneous Services Agreement, dated as of January 1, 1996, among American Mutual Life Insurance Company, AmerUs Group Co., AmerUs Bank, AmerUs Mortgage, Inc., Iowa Realty Co., Inc., Midland Homes, Inc., Iowa Title Company, AmerUs Insurance, Inc., and AmerUs Finance Inc.
  10.52* Amendment to Service Agreement, dated as of May 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank

  10.53*       Data Processing Service Agreement, dated November 1, 1989, between Central Life Assurance Company and Midland Financial
               Savings and Loan Association (now AmerUs Bank), filed as Exhibit
               10.29 to Central Resource Group, Inc.'s Registration Statement on
               Form S-1, Registration No. 33-48359, filed on June 4, 1992
  10.54*       First Amendment to Data Processing Service Agreement, dated as of
               September 30, 1990, between Central Life Assurance Company and
               Midland Savings Bank FSB (now AmerUs Bank)
  10.55*       Second Amendment to Data Processing Service Agreement, dated as of May 1, 1991, between Central Life Assurance Company and
               Midland Savings Bank FSB (now AmerUs Bank)
  10.56*       Third Amendment to Data Processing Service Agreement, dated as of
               October 1, 1991, between Central Life Assurance Company and
               Midland Savings Bank, FSB (now AmerUs Bank)
  10.57*       Fourth Amendment to Data Processing Service Agreement, dated as of January 2, 1992, between Central Life Assurance Company and
               Midland Savings Bank, (now AmerUs Bank)
  10.58*       Fifth Amendment to Data Processing Service Agreement, dated as of
               June 1, 1993, between Central Life Assurance Company and Midland
               Savings Bank FSB (now AmerUs Bank)
  10.59*       Sixth Amendment to Data Processing Service Agreement, dated as of
               September 1, 1995, between American Mutual Life Company and
               AmerUs Bank
  10.60*       Seventh Amendment to Data Processing Service Agreement, dated as of January 1, 1996, between American Mutual Life Insurance
               Company and AmerUs Bank
  10.61*       Data Processing Support Services Agreement, dated as of July 1,
               1993, between Central Life Assurance Company and Midland Savings
               Bank, FSB (now AmerUs Bank)
  10.62*       Miscellaneous Services Agreement, dated as of February 5, 1992, between Central Life Assurance Company and Midland Savings Bank
               FSB (now AmerUs Bank)
  10.63*       Investment Management Agreement, dated as of August 15, 1992, between Central Life Assurance Company and Midland Savings Bank
               FSB (now AmerUs Bank)
  10.64*       Disbursement Services Agreement, dated as of April 15, 1995, between American Mutual Life Insurance Company and Midland
               Savings Bank FSB (now AmerUs Bank)
  10.65*       Purchase Agreement, dated as of June 28, 1996, between AmerUs
               Life Insurance Company and AmerUs Bank
  10.66*       Brokerage Contract dated January 1, 1995, between American Mutual
               Life Insurance Company and Midland Investment Services, Inc. (now
               AmerUs Investments, Inc.)
  10.67*       Servicing Agreement, dated March 1, 1992, between Central Life
               Assurance Company and Midland Investment Services, Inc. (now
               AmerUs Investments, Inc.)
  10.68*       Tax Allocation Agreement dated as of November 4, 1996

  10.69* Amended and Restated Articles of Limited Partnership of T.L.B. Limited Partnership, undated, among F. Barry Tapp, Lartnec Investment Co., Michael H. Taylor, Michael Longley and Michael A. Hammond, along with a Memorandum of Understanding Regarding Assignments of Partnership Interests dated December 21, 1988 and three corresponding Assignments of Partnership Interest dated December 6, 1988 wherein Central Life Assurance Company is Assignee, and an Assignment of Partnership Interest of T.L.B. Limited Partnership dated December 29, 1995, between Lartnec Investment Co. and AmerUs Properties, Inc.
  10.70* Assignment of Partnership Interest of T.L.B. Limited Partnership, dated December 28, 1994, between Lartnec Investment Co. and Central Properties, Inc. (now AmerUs Properties, Inc.) and Assignment of Limited Partnership Interest of T.L.B. Limited Partnership, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
  10.71* Limited Partnership Agreement of South 19th Limited Partnership, dated December 30, 1985, among Lartnec Investment Co., F. Barry Tapp and Michael H. Taylor, along with a Memorandum of Understanding Regarding Assignments of Partnership Interests dated December 21, 1988 and three corresponding Assignments of Partnership Interest dated December 6, 1988 wherein Central Life Assurance Company is Assignee, and an Assignment of Partnership Interest of South 19th Limited Partnership dated December 29, 1995, between Lartnec Investment Co. and AmerUs Properties, Inc.
  10.72* Assignment of Partnership Interest of South 19th Limited Partnership, dated December 28, 1994, between Lartnec Investment Co. and Central Properties, Inc. (now AmerUs Properties, Inc.) and Assignment of Partnership Interest of South 19th Limited Partnership, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
  10.73* Limited Partnership Agreement of Theater Project Limited Partnership dated March 15, 1985, among Tapp Management, Inc., Tapp Management Co., Ltd., Michael Longley, Michael A. Hammond and Gary L. Wood along with an Amendment to Certificate of Limited Partnership, dated August 22, 1986, and an Assignment of Limited Partnership Interest, dated November 15, 1992, between F. Barry Tapp and Tapp Development Co., Ltd., and an Amended Certificate of Limited Partnership dated December 24, 1992
  10.74* Assignment of Limited Partnership Interest of Theater Project Limited Partnership, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
  10.75* Certificate of Limited Partnership and Limited Partnership Agreement of Lagos Vista Limited Partnership, dated August 10, 1994, between Central Properties, Inc. (now AmerUs Properties, Inc.) and Central Life Assurance Company

  10.76* Joint Venture Agreement, dated July 30, 1980, between F. Barry Tapp and Lartnec Investment Co., along with an Assignment by F. Barry Tapp of Interest in Tapp & LICO Properties, dated December 24, 1981, between F. Barry Tapp and Tapp Development Co., Ltd., an Assignment of Partnership Interest, dated December 6, 1988, between Tapp Development Co., Ltd. and Central Life Assurance Company and an Assignment of Joint Venture Interest of Tapp and LICO Properties, dated December 29, 1995, between Lartnec Investment Co. and AmerUs Properties, Inc.
  10.77* Assignment of Joint Venture Interest of Tapp and LICO Properties, dated December 28, 1994, between Lartnec Investment Co. and Central Properties, Inc. (now AmerUs Properties, Inc.) and Assignment of Joint Venture Interest of Tapp and LICO Properties, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
  10.78* Joint Venture Agreement, dated December 30, 1980, between MBT, Ltd. and Lartnec Investment Co., along with an Assignment by F. Barry Tapp of Interest in MBT, Ltd., dated December 24, 1981, between F. Barry Tapp and Tapp Development Co., Ltd., an Assignment by Michael H. Taylor of Interest in MBT, Ltd., dated December 23, 1981, between Michael H. Taylor and Tapp Development Co., Ltd., an Assignment of Limited Partnership interest, dated December 6, 1988, between Tapp Development Co., Ltd. and Central Life Assurance Company, and an Assignment of Joint Venture Interest of Round Rock Outlet, Ltd., dated December 29, 1995, between Lartnec Investment Co. and AmerUs Properties, Inc.
  10.79* Assignment of Joint Venture Interest of Round Rock Outlet, Ltd., dated December 28, 1994, between Lartnec Investment Co. and Central Properties, Inc. (now AmerUs Properties, Inc.) and Assignment of Joint Venture Interest of Round Rock Outlet, Ltd., dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc.
  10.80* Revolving Credit and Term Loan Agreement, dated as of December 1996, among the Company, certain Signatory Banks thereto and The Chase Manhattan Bank, Note issued by the Company and Borrower Pledge Agreement

  11           Statement Regarding Computation of Per Share Earnings
  21*          List of Subsidiaries of the Registrant
  27           Financial Data Schedule

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

_____________________________

* Previously filed and identified with the same exhibit number in the Company's Registration Statement on Form S-1, Registration Number 333-12239, and is hereby incorporated by reference.