Form 10-Q
period 1997-06-30
AMERUS LIFE HOLDINGS INC
filed 1997-08-14
CIK 1022827

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                        ================================

                                   (Mark One)
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

                                       OR

//   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

        For the transition period from ---------------- to -----------------

                         Commission file number 0-21459

AmerUs Life Holdings, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Iowa                                                   42-1459712
--------------------------------------------------------------------------------
(State of other jurisdiction of incorporation or organization)(IRS employer identification no.)

418 Sixth Avenue, Des Moines, Iowa                          50309-2407
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (515) 280-1331
--------------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/     No //

The number of shares outstanding of each of the registrant's classes of common stock on August 13, 1997 was as follows:

Class A, Common Stock     18,155,989 shares
                    Class B, Common Stock   5,000,000 shares

Exhibit index - Page 37                                Page 1 of 47

INDEX


                                                       Page No.

Part I - Financial Information . . . . . . . . . . . . . . . . . .4

Item 1.  Consolidated Financial Statements . . . . . . . . . . . .4

     Consolidated Balance Sheets June 30, 1997
   (Unaudited) and December 31, 1996 . . . . . . . . . . . . . . .4

   Consolidated Statements of Income (Unaudited) - For
   the Six Months Ended June 30, 1997 and 1996 and the
   Three Months Ended June 30, 1997 and 1996 . . . . . . . . . . .7

   Consolidated Statements of Cash Flows (Unaudited) -
   For the Six Months Ended June 30, 1997 and 1996 . . . . . . . .8

   Notes to Consolidated Financial Statements
     (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations . . . . . . . . .15

Part II - Other Information . . . . . . . . . . . . . . . . . . . 34

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . 34

Item 4. Submission of Matters to a Vote of Security
        Holders    . . . . . . . . . . . . . . . . . . . . . . . .34

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .35

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . 37

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                                   AMERUS LIFE HOLDINGS, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                                     (Dollars In thousands)


                                                   June 30,      December 31,
                                                       1997           1996
                                                    ---------                     -----------
                                                   (Unaudited)
Assets
Investments:
     Securities available-for-sale at fair value:
          Fixed maturity securities(Cost 1997
             $2,332,766; 1996 $2,335,875;          $2,405,580    $2,414,807        Equity securities
             (Cost 1997 $59,121; 1996 $60,247)         63,008        64,033
          Short-term investments (Cost 1997
             $5,632; 1996 $13,288)                      5,632        13,288
     Investment in unconsolidated subsidiaries         23,131        20,809
     Mortgage loans on real estate                    230,368       225,743
     Real estate                                        4,417         4,561
     Policy loans                                      66,064        65,183
     Other investments                                 78,960        93,228
                                                   ----------    ----------

             Total investments                      2,877,160     2,901,652

Cash                                                    7,752         1,814
Accrued investment income                              33,442        30,792
Premiums and fees receivable                            3,195         1,489
Reinsurance receivables                                 1,964         1,329
Deferred policy acquisition costs                     138,455       120,481
Deferred income taxes                                   6,043             -
Property and equipment (less accumulated
     depreciation 1997 $13,095; 1996 $11,775)           3,874         4,393
Other assets                                           71,230        52,111
Closed block assets                                 1,307,386     1,270,168
                                                   ----------    ----------

     Total assets                                  $4,450,501    $4,384,229
                                                   ==========    ==========
Liabilities and Shareholders' Equity

Liabilities
     Policy reserves and policyowner funds:
          Future life and annuity policy benefits   $1,999,838   $2,053,740
          Policyowner funds                             66,004       55,369
                                                    ----------   ----------

          Total                                      2,065,842    2,109,109

     Accrued expenses                                   17,056       14,227
     Dividends payable to policyowners                     970            -
     Policy and contract claims                          5,412        7,039
     Income taxes payable                               29,365       25,182
     Deferred income taxes                                   -        1,337
     Other liabilities                                  65,532       64,173
     Debt                                               81,548      188,381
     Closed block liabilities                        1,563,790    1,517,271
                                                     ---------    ---------

             Total liabilities                       3,829,515    3,926,719
                                                     ---------    ---------

Company obligated mandatorily redeemable preferred
     capital securities of subsidiary trust holding
     solely junior subordinated debentures of the
     Company                                            86,000            -

Shareholders' equity
     Preferred stock, no par value,
          20,000,000 shares authorized, none issued          -            -
     Common stock, Class A, no par value,
          75,000,000 shares authorized;
          18,155,989 shares issued and outstanding
          1997; 14,500,000 shares issued and
          outstanding 1996                              18,156       14,500
     Common stock, Class B, no par value,
          50,000,000 shares authorized;
          5,000,000 shares issued and outstanding        5,000        5,000
     Unrealized appreciation of
          available-for-sale securities                 31,043       35,300
     Additional paid in capital                         51,371            -

     Retained earnings                                 429,416      402,710
                                                    ----------   ----------

             Total shareholders' equity                534,986      457,510
                                                    ----------   ----------

             Total liabilities and
               shareholders' equity                 $4,450,501   $4,384,229
                                                    ==========   ==========

                                               AMERUS LIFE HOLDINGS, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                        (Dollars in thousands, except share data)
                                                      (unaudited)

                                                   Six Months Ended      Three Months Ended
                                                   June 30,             June 30,
                                                   -----------------    ----------------
                                                 1997              1996    1997     1996
                                                 ----              ----    ----     ----

     Revenues:
          Insurance premiums                  $20,928$123,063   $12,758 $60,834
          Universal life and annuity
             product charges                   20,287  29,272    10,252  14,371
          Net investment income                96,856 143,589    48,308  70,369
          Realized gains on investments         9,523  64,409     4,264   5,669
          Other revenues                        3,000   1,329       387   1,186
          Contribution from the Closed Block   13,410       -     4,134       -
                                              ------- -------    ------   -----
                                              164,004 361,662    80,103 152,429
                                              ------- -------   ------- -------

     Benefits and expenses:
          Policyowner benefits                 83,875 188,063    39,501  92,081
          Underwriting, acquisition, and
             insurance expenses                29,029  29,115    14,826  13,884
          Amortization of deferred policy
             acquisition costs                 10,973  29,157     5,916  14,195
          Dividends to policyowners               173  26,324        52  12,883
                                              ------- -------   ------- -------
                                              124,050 272,659    60,295 133,043
                                              ------- -------   ------- -------

     Income before income tax expense
          and equity in earnings of
          unconsolidated subsidiary            39,954  89,003    19,808  19,386

     Income tax expense                        11,586  32,841     5,847   8,014
                                              ------- -------   -------  ------

     Income before equity in earnings
          of unconsolidated subsidiary        $28,368 $56,162   $13,961 $11,372

     Equity in earnings of unconsolidated
          subsidiary                              654     299       481     299
                                              ------- -------   ------- -------
     Net income                               $29,022 $56,461   $14,442 $11,671
                                              ======= =======   ======= =======

     Pro forma net income per common share     $1.25    $2.44     $0.62   $0.51
                                               =====    =====     =====   =====

     Weighted average Common
          Shares outstanding      23,155,989  23,155,989  23,155,989 23,155,989
                                  ==========  ==========  ========== ==========


                                                       AMERUS LIFE HOLDINGS, INC.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Six Months Ended June 30,
                                                             (In thousands)
                                                              (unaudited)

                                                          1997         1996
                                                          ----         ----
     Cash flows from operating activities:
          Net income                                  $29,022      $56,462
          Adjustments to reconcile net
             income to net cash provided
             by operating activities:
             Policyowner assessments on
               universal life and
               annuity products                       (20,287)     (29,272)
             Interest credited to
               policyowner account balances            53,137       60,090
             Realized investment (gains)
               losses                                  (9,523)     (64,409)

             Change in:
               Accrued investment income               (2,650)       3,616
               Reinsurance ceded receivables             (635)         225
               Deferred policy acquisition
                  costs                               (12,195)       3,795
               Liabilities for future
                  policy benefits                     (16,381)      30,636
               Policy and contract claims
                  and other policyowner funds          (1,627)      (3,789)
               Income taxes:
                  Current                               4,183       14,865
                  Deferred                             (5,718)      (5,009)
             Other, net                                20,347      (15,015)
             Change in Closed Block assets
               and liabilities, net                    68,656            -
                                                     --------     --------
             Net cash provided by operating
               activities                             106,329       52,195
                                                     --------     --------
   Cash flows from investing activities:
     Purchase of fixed maturities
      available for sale                             (620,969)    (765,036)
     Maturities, calls, and principal
      reductions of fixed maturities
      available for sale                              538,801      686,987
     Purchase of equity securities                    (23,042)     (66,921)
     Proceeds from sale of equity
      securities                                       26,706       84,982
     Proceeds from repayment and sale
      of mortgage loans                                26,174       62,248
     Purchase of mortgage loans                       (30,653)           -
     Purchase of real estate and other
      invested assets                                  14,670        7,240
     Change in policy loans, net                         (882)      (5,675)
     Tax on capital gains                                  (3)           1
     Other assets, net                                 39,271       16,145
     Change in Closed Block
      investments, net                                (41,758)           -
     Initial establishment of the Closed Block              -            -
                                                     --------      -------
      Net cash used in investing
        activities                                    (71,685)      19,971
                                                     --------      -------

   Cash flows from financing activities:
            Deposits to policyowner account
              balances                                 63,191       91,918
            Withdrawals from policyowner
              account balances                       (123,775)    (167,569)
            Change in debt, net                      (106,833)      (7,162)
            Change in checks drawn in excess
              of bank balance                               -       10,590
            Dividends to American Mutual
              Holding Company                               -       (4,563)
            Initial public offering of common stock    55,027            -
            Dividends to shareholders                  (2,316)           -
            Issuance of company-obligated
              mandatory redeemable
              capital securities                       86,000            -
                                                      -------      -------

              Net cash used in financing
                activities                            (28,706)     (76,786)
                                                      -------      -------

              Net (decrease) increase in cash           5,938       (4,620)
            Cash at beginning of period                 1,814        4,620
                                                       ------     --------

            Cash at end of period                      $7,752     $      -
                                                     ========     ========

            Supplemental disclosure of cash
              activities:
              Interest paid                            $2,919         $929
                                                       ======         ====

              Income taxes paid                       $26,235      $35,000
                                                      =======      =======
/TABLE

AMERUS LIFE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

(2)     CLOSED BLOCK

   Summarized financial information of the Closed Block balance sheet as of June 30, 1997, and statements of income for the six months and three months ended June 30, 1997 is as follows (in thousands):

Assets:                                         Closed Block
                                                June 30, 1997
                                                -------------
Fixed maturity securities, at fair value
   (amortized cost of $933,019)                   $950,617
Short-term investments, at fair value               14,040
Policy loans                                       169,029
Cash                                                (3,115)
Accrued Investment Income                           10,995
Premiums and fees receivable                         3,023
Deferred policy acquisition costs                  161,125
Other assets                                         1,672
                                                ----------
                                                $1,307,386
                                                ==========

Liabilities:
Future life and annuity policy benefits         $1,407,021
Policyowner funds                                    7,357
Accrued expenses                                     2,868
Dividends payable to policyowners                  133,263
Policy and contract claims                           7,429
Other liabilities                                    5,852
                                                ----------
                                                $1,563,790
                                                ==========

                                           Six Months Ended   Three Months Ended
                                              June 30, 1997     June 30, 1997
                                               -----------        -----------
Revenues and Expenses:
Insurance premiums                              $104,994         $ 50,058
Universal life and annuity product
     charges                                      10,007            5,129
Net investment income                             54,278           27,977
Realized (losses) on investments                    (989)            (416)
Policyowner benefits                            (108,382)         (57,504)
Underwriting, acquisition, and
     insurance expenses                           (2,821)          (1,330)
Amortization of deferred policy
     acquisition costs                           (14,111)          (7,280)
Dividends to policyowners                        (29,566)         (12,500)
                                                 -------          --------

     Contribution from the Closed Block
          before income taxes                   $ 13,410           $4,134
                                                ========           ======

(3)      DEBT AND CAPITAL SECURITIES

   Debt consists of the following (in thousands):

                                                     June 30,   December 31,
                                                       1997         1996
                                                    ---------   -----------

Line of credit with Federal Home Loan Bank-bearing
  interest at 6.90% at June 30, 1997                   $19,927    $       -
Federal Home Loan Bank community investment
  long-term advances with a weighted average
  interest rate of 6.35% at June 30,1997                16,621       13,381
Bank Credit Facility:
  Term loan bearing interest at 6.63%                   45,000      100,000
   at June 30, 1997
  Revolving credit loan                                      -       75,000
                                                       -------     --------

                                                       $81,548     $188,381
                                                       =======     ========

        For an additional discussion of the terms of the above indebtedness, refer to the Company's consolidated financial statements as of December 31, 1996.

        On February 3, 1997, the Company issued $86,000,000 of 8.85% Capital Securities, Series A, through a wholly-owned subsidiary trust. The sole asset of the trust is the junior subordinated debentures of the Company in the principal amount of $88.66 million with interest at 8.85% maturing February 1, 2027. The Company has fully and unconditionally guaranteed the obligation of the trust under the Capital Securities and is obligated to mandatorily redeem the securities on February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007.

(4) LEGAL PROCEEDINGS

     As previously discussed in the Company's annual report, AmerUs Life is a defendant in a class action lawsuit, Cozad v. American Mutual Life Insurance Company, which was brought on August 31, 1995 in the District Court for Travis County, Texas. The complaint, which seeks unspecified damages, was filed by former policyowners on behalf of themselves and all similarly situated persons who purchased individual life insurance policies which were underwritten and sold by AmerUs Life within Texas and which were allegedly based upon uniform sales presentations and policy illustrations from and after 1980. AmerUs Life has denied the allegations contained in such complaint.

     Following a court-initiated mediation process, the Company and the plaintiffs have entered into a nationwide class settlement of certain market conduct issues for a substantial block of its policies. The court has entered an order preliminarily approving the certification of the class and the fairness of the settlement. A final hearing is scheduled for September 16, 1997, following notice to class members. There can be no assurance the agreement will be approved by the court and become effective. Should a settlement not be approved, this litigation would continue and the Company would continue to vigorously defend against claims asserted, including the existence of a legitimate class.

AmerUs Life Holdings, Inc.                       June 30, 1997

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

Sales

         The following table sets forth information regarding the Company's sales activity by product:

                                       Sales Activity by Product
                                 Six Months Ended   Three Months Ended
                                      June 30,             June 30,
                                ------------------     -----------------
($ in thousands)                   1997       1996      1997      1996
                                   ----       ----      ----      ----
Individual life insurance:
Participating whole life        $ 8,603    $ 8,948    $4,018    $4,666
Universal life                    3,666      3,494     1,560     1,720
Term life                         1,756      1,369     1,193       642
                                 ------    -------   -------   -------
Total life insurance (A)        $14,025    $13,811    $6,771    $7,028
                                =======    =======    ======    ======

Individual annuities (B)        $21,305    $49,537   $11,109   $21,987
                               ========    =======   =======   =======

(A)  Direct first year annualized premiums
(B)  Direct first year and single-collected premiums

     Life insurance sales as measured by annualized premiums increased $0.2 million, or 1.5%, for the six months, and decreased $0.3 million, or 3.7%, for the three months ended June 30, 1997, from the same periods in 1996. As a result of the introduction of new term products in February 1997, sales of term insurance products increased by $0.4 million and $0.5 million for the six months and three months ended June 30, 1997, respectively. These increases were partially offset by lower sales levels of other traditional products, as our distribution system increased its sales of variable products through the Ameritas Joint Venture. Including production from the Company's distribution systems through the joint venture, life insurance sales through June 30, 1997 increased 5.7% for the six months and decreased 2.1% for the three months ended June 30, 1997, from the same periods in 1996. The decrease in annuity sales for the Company resulted from the transfer of substantially all new sales of individual deferred annuities to the Ameritas Joint Venture in May 1996. Including production from the Company's distribution systems through the joint venture, annuity sales through June 30, 1997 have increased 25.9% and 18.7% for the six months and three months ended June 30, 1997, respectively, from the comparable periods in 1996. The Company's investment in Ameritas Joint Venture is carried on the equity method.

Premium Receipts

  The following table sets forth the Company's collected premiums for the periods indicated:

                                    Collected Premiums by Product

                                                                                          Six Months Ended    Three Months Ended
                                    June 30,            June 30,
                                 -----------------  -------------------
($ in thousands)                 1997       1996    1997      1996
                                 ----       ----    ----      ----

Direct individual life premiums collected:

     Traditional life:
          First year & single  $ 35,841   $ 34,427  $17,602   $17,158
          Renewal                83,703     81,721   41,021    39,130
                               --------   --------  -------   -------

               Total           $119,544   $116,148  $58,623   $56,288
                               ========   ========  =======   =======

     Universal life:
          First year & single   $ 6,992    $ 7,549  $ 3,063   $ 3,892
          Renewal                37,585     38,446   18,741    18,995
                               --------   --------  -------   -------

               Total           $ 44,577   $ 45,995  $21,804   $22,887
                               ========   ========  =======   =======

          Total direct life    $164,121   $162,143 $ 80,427  $ 79,175

     Reinsurance assumed            814        757      468       337
     Reinsurance ceded           (4,926)    (6,580)  (2,485)   (3,996)
                               --------   --------  -------   -------

     Total individual life,
          net of reinsurance   $160,009   $156,320 $ 78,410  $ 75,516
                               ========   ======== ========  ========

Direct annuity premiums collected:
     Individual (1)            $ 25,611   $ 54,568 $ 13,067  $ 24,591
     Group                            -         50        -         4
                               --------   --------  -------- --------
          Total annuities        25,611     54,618   13,067    24,595

     Reinsurance ceded             (281)      (345)    (101)     (144)
                               --------   --------   ------  --------

     Total annuities, net
          of reinsurance         $25,330   $54,273  $12,966   $24,451
                                ========  ========  =======   =======

Total group life, net
          of reinsurance (2)     $   (10) $  1,544        -       874
                                 ======== ========  =======   =======

Total accident and health,
     net of reinsurance         $    129  $    102  $    52   $    48
                                 =======  ========  =======   =======

Total collected premiums,
     net of reinsurance         $185,458  $212,239  $91,428  $100,889
                                 =======  ========  =======  ========

(1)  Effective May 1996, substantially all new sales of individual deferred annuities are made through the Ameritas Joint Venture.

(2)  The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

Life Insurance and Annuities in Force

     The following table sets forth information regarding life insurance and annuities in force for each date presented:

                                                Life Insurance and Annuities in Force

                                            As of June 30,
                                           ---------------
($ in thousands)                         1997            1996
                                         ----            ----
   Individual life insurance:
   Traditional
             Number of policies             252,101       257,664
             GAAP life reserves          $1,254,953    $1,165,658
             Face amounts               $17,113,000   $16,636,000
   Universal life
             Number of policies             118,720       120,231
             GAAP life reserves            $835,914      $804,044
             Face amounts               $12,125,000   $12,306,000
   Total individual life
             Number of policies             370,821       377,895
             GAAP life reserves          $2,090,867    $1,969,702
             Face amounts               $29,238,000   $28,942,000
   Annuities (1):
             Number of policies              52,654        56,646
             GAAP reserves               $1,118,099    $1,237,769
   Group life insurance (2):
             Number of lives                 30,235        33,119
             Face amounts                  $870,200      $872,057

___________________

(1)          Effective May 1996, substantially all new sales of individual deferred annuities are made through the Ameritas
             Joint Venture.

(2)          The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

   The Company's traditional life insurance products include participating whole life and term life insurance products. The reduction in the number of traditional life insurance policies is attributable to policy surrenders, policy terminations or expirations, and consolidations of one or more outstanding policies into new policies. The Company has issued traditional life insurance policies since its incorporation in 1896. Many of the policies which have terminated were issued years ago at lower face amounts than the average for all traditional life policies in force. Therefore, while the Company has experienced a decrease in the number of traditional life policies, the size of the policies outstanding has increased and the amount of premiums collected has also increased. For universal life products, the Company has experienced a reduction in both the number of policies and face amounts in force during the current reporting period, and over the past several years as well. Such reductions in universal life policies in force are attributable to similar termination activities as with the traditional life products. For universal life, the Company has not experienced as dramatic a growth in average size policy in force in recent years as it has for traditional life due to its more recent introduction in the 1980's. Therefore, the reduction in number of policies has translated to a reduction in the amount of insurance in force.
The reduction in the amount of annuity business in force is primarily attributable to the transfer of new annuity production to the Ameritas Joint Venture in May 1996. The Company's investment in the joint venture is carried on the equity method.

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

        Since the operating results from the Closed Block for the six months and the three months ended June 30, 1997 are reported on one line of the income statements, "Contribution from the Closed Block," the individual income statement components for 1997 are not fully comparable with those for 1996, prior to the establishment of the Closed Block. Management believes that the presentation of the results of operations on a combined basis as if the Closed Block had not been formed facilitates comparability with the results of operations for periods prior to its formation. Accordingly, the combined presentation set forth below includes certain revenues and expenses associated with the policies included in the Closed Block. Such presentation does not, however, affect the Company's reported net income.

                                                                                               Six Months Ended June 30, 1997
                                         -----------------------------------
($ in thousands)                        As Reported Closed Block   Combined
                                        ----------- ------------ ----------

Revenues
     Insurance premiums                  $20,928     $104,994      $125,922
     Product changes                      20,287       10,007        30,294
     Net investment income                96,856       54,278       151,134
     Realized gains (losses) on
          investments                      9,523         (989)        8,534
     Other revenues                        3,000            -         3,000
     Contribution from the
          Closed Block                    13,410      (13,410)            -
                                          ------       ------       -------

     Total revenues                      164,004      154,880       318,884

Benefits and expenses
     Policyowner benefits                 83,875      108,382       192,257
     Underwriting, acquisition
     and insurance expenses               29,029        2,821        31,850
     Amortization of deferred
     policy acquisition costs             10,973       14,111        25,084
     Dividends to policyowners               173       29,566        29,739
                                          ------       ------       -------

     Total benefits and expenses         124,050      154,880       278,930

Income before income tax expense
  and equity in earnings of
  unconsolidated subsidiary               39,954            -        39,954
Income tax expense                        11,586            -        11,586
                                          ------     --------       -------

Income before equity in
  earnings of unconsolidated
  subsidiary                              28,368            -        28,368
Equity in earnings of
 unconsolidated subsidiary                   654            -           654
                                          ------       ------        ------

Net income                               $29,022      $     -       $29,022
                                         =======     ========      ========

                                               Three Months Ended June 30, 1997
                                               --------------------------------
($ in thousands)                                As Reported Closed BlockCombined
                                                ----------- --------------------
Revenues
     Insurance premiums                         $12,758    $50,058       62,816
     Product charges                             10,252      5,129       15,381
     Net investment income                       48,308     27,977       76,285
     Realized gains (losses) on investments       4,264       (416)       3,848
     Other revenues                                 387          -          387
     Contribution from the Closed Block           4,134     (4,134)           -
                                                -------    -------     --------
          Total revenues                         80,103     78,614      158,717

     Benefits and expenses
          Policyowner benefits                   39,501     57,504       97,005
          Underwriting, acquisition
               and insurance expenses            14,826      1,330       16,156
          Amortization of deferred policy
               acquisition costs                  5,916      7,280       13,196
          Dividends to policyowners                  52     12,500       12,552
                                                -------    -------      -------
          Total benefits and expenses            60,295     78,614      138,909

     Income before income tax expense
          and equity in earnings of
          unconsolidated subsidiary              19,808          -       19,808
     Income tax expense                           5,847          -        5,847
                                                -------    -------      -------
     Income before equity in earnings of
          unconsolidated subsidiary              13,961          -       13,961
     Equity in earnings of unconsolidated
          subsidiary                                481          -          481
                                                -------    -------      -------
     Net income                                 $14,442    $     -       14,442
                                                =======    =======      =======

COMBINED RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

A summary of the Company's combined revenues, including revenues associated with the Closed Block, follows:

                                          Six Months Ended  Three Months Ended
                                              June 30,           June 30,
                                         -----------------  ------------------
($ in thousands)                          1997        1996      1997     1996
                                           ----      ----      ----       ----
   Insurance premiums:

      Traditional life insurance
           premiums                    $117,459     $113,347   $57,971   $56,123
      Immediate annuity and
           supplementary
           contract premiums              8,395        8,097     4,802     3,881
      Other premiums                         68        1,619        43       830
                                       --------      -------   -------    ------

             Total insurance
                 premiums               125,922      123,063    62,816    60,834

   Universal life product
     charges                             29,886       28,841    15,126    14,148
   Annuity product charges                  408          431       255       223
                                        -------      -------   -------   -------

           Total product charges         30,294       29,272    15,381    14,371

   Net investment income                151,134      143,589    76,285    70,369
   Realized gains on investments          8,534       64,409     3,848     5,669
   Other revenues                         3,000        1,329       387     1,186
                                        -------      -------   -------   -------

           Total revenues              $318,884     $361,662  $158,717  $152,429
                                       ========     ========  ========  ========

     Individual life and annuity premiums and product charges increased $5.4 million, or 3.6%, for the six months and increased $3.8 million, or 5.1%, for the three months ended June 30, 1997 from the same periods in 1996. Traditional life insurance premiums increased $4.1 million for the six months and increased $1.8 million for the three months as a result of continued growth in renewal premiums. Immediate annuity deposits and supplementary contract premiums were $0.3 million higher for the six months and $0.9 million higher for the three months ended June 30, 1997 compared to the same periods in 1996. The increases were primarily the result of higher supplementary contract premiums. Other premiums were lower in 1997 for both the six month and three month periods primarily due to the sale of the Company's remaining group life operation in the third quarter of 1996.

     Universal life product charges increased $1.0 million for both the six months ended and the three months ended June 30, 1997 compared to the same periods in 1996. The increased product charges in 1997 are primarily due to increased cost of insurance charges as a result of the normal aging of the block of business.

     Net investment income increased $7.5 million for the six months and increased $5.9 million for the three months ended June 30,1997 from the same periods in 1996. Average invested assets for the first half of 1997 increased $152.3 million (excluding market value adjustments) over the same period in 1996, and the effective yield on average invested assets (excluding market value adjustments) increased from 7.74% for the first six months of 1996 to 7.89% for the same period in 1997. The increase in net investment income from the second quarter of 1996 to the second quarter of 1997 was also primarily due to increased effective yields and average invested assets. Also included in the second quarter 1997 net investment income was $2.6 million from other invested assets.

     Realized gains on investments decreased $55.9 million for the six months and decreased $1.8 million for the three months ended June 30, 1997 from the same periods in 1996. Included in the six month amounts for 1996 were approximately $52.4 million of gains from the sale of common stock as a result of the substantial liquidation of the Company's equity portfolio, with approximately $51.5 million of the gains occurring during the first quarter of 1996.

     Other revenues increased $1.7 million for the six months ended June 30, 1997 from the same period in 1996 primarily due to the sale of certain investment partnerships in the first quarter of 1997. Other revenues decreased $0.8 million for the three months ended June 30, 1997 from the same period in 1996 primarily due to proceeds from a favorable litigation settlement in the second quarter of 1996.

     A summary of the Company's combined policyowner benefits, including policyowner benefits associated with the Closed Block, follows:

                                    Six Months Ended Three Months Ended
                                        June 30,          June 30,
                                       -------------------------------
($ in thousands)                    1997       1996     1997     1996
                                    ----       ----     ----     ----
Traditional life insurance
     Death benefits                $20,973  $19,664   $12,380  $11,656
     Change in liability for
        future policy benefits
        and other policy benefits   83,967   79,764    40,720   36,592                         -------   -------   -------   -------

     Total traditional life
        insurance benefits         104,940   99,428    53,100   48,248

Universal life insurance
     Death benefits in excess
        of cash value               14,886   11,705     7,222    6,364
     Interest credited on
        policyowner account
        balances                    22,612   21,031    11,665   10,576
     Other policy benefits           1,622    1,758     1,029      649
                                   -------   ------    ------   ------

     Total universal life
        insurance benefits          39,120   34,494    19,916   17,589

Annuities
     Interest credited to
        deferred annuity account
        balances                    30,525   35,712    15,125   17,604
     Other annuity benefits         17,236   16,234     8,838    7,411
                                   -------  -------    ------   ------

        Total annuity benefits      47,761   51,946    23,963   25,015

Miscellaneous benefits                 436    2,195        26    1,229
                                   -------   ------    ------   ------

     Total policyowner benefits   $192,257 $188,063   $97,005  $92,081
                                  ======== ========   =======  =======

     Total policyowner benefits increased $4.2 million for the six months and increased $4.9 million for the three months ended June 30, 1997 from the same periods in 1996. Traditional life insurance benefits increased $5.5 million for the six month period and increased $4.8 million for the three month period primarily due to the growth and aging of the business in force and increased death benefits as a result of slightly higher mortality. Universal life insurance benefits increased $4.6 million for the six months ended June 30, 1997 from the same period in 1996 primarily as a result of increased death benefits due to higher mortality. Universal life insurance benefits increased $2.3 million for the three month period due to increased death benefits as a result of higher mortality, and increased interest credited amounts.

     Interest credited to universal life policyowner account balances increased $1.6 million for the six months and increased $1.1 million for the three months ended June 30, 1997 from the same periods in 1996. While the weighted average crediting rate for the Company's universal life liabilities decreased 12 basis points from 6.36% for the first six months of 1996 to 6.24% for the first six months of 1997, the Company's average liabilities increased $33.3 million over the same period, resulting in the increased credited amounts during the first six months of 1997. Increased interest credited amounts in the second quarter of 1997 as compared to the second quarter of 1996 reflect similar increases in average liabilities and reasonably consistent reductions in quarterly credited rates.

     Annuity benefits decreased $4.2 million for the six months and decreased $1.1 million for the three months ended June 30, 1997 from the same periods in 1996, in each case primarily due to reduced interest credited to policyowner account balances. The decrease in interest credited amounts in 1997 compared to 1996 amounted to $5.2 million and $2.5 million for the six months and three months ended June 30, respectively. The weighted average crediting rate for the Company's individual deferred annuity liabilities decreased 13 basis points to 5.38% for the first six months of 1997 compared to 5.51% for the first six months of 1996. The Company's average deferred annuity liabilities decreased $125.7 million from the first six months of 1996 to the first six months of 1997 also contributing to the decrease in interest credited amounts in 1997. Lower interest credited amounts in the second quarter of 1997 as compared to the second quarter of 1996 reflect similar decreases in average liabilities and reasonably consistent reductions in quarterly credited rates. The increase in other annuity benefits in 1997 was primarily the result of higher supplementary contract premiums.

     Miscellaneous benefits were lower in 1997 for both the six month and three month periods primarily due to the sale of the Company's remaining group life operation in the third quarter of 1996.

     A summary of the Company's combined expenses, including expenses associated with the Closed Block, follows:

                                          Six Months Ended Three Months Ended
                                              June 30,           June 30,
                                         ----------------  ------------------
($ in thousands)                          1997      1996    1997        1996              ---- ----      ----      ----
Commission expense, net of deferrals      $4,081   $4,503    $1,968    $1,902
Other underwriting, acquisition and
     insurance expenses, net
     of deferrals                         27,769   24,612    14,188    11,982
Amortization of deferred policy
     acquisition costs                    25,084   29,157    13,196    14,195
                                         -------  -------   -------   -------

     Total expenses                      $56,934  $58,272   $29,352   $28,079
                                         =======  =======   =======   =======

     Commission expense, net of deferrals was $4.1 million for the six months ended June 30, 1997, decreasing $0.4 million from the same period a year ago primarily due to lower sales of products for which commissions are not capitalized. Other underwriting, acquisition and insurance expenses, net of deferrals, increased $3.2 million for the six months and increased $2.2 million for the three months ended June 30, 1997, from the same periods in 1996. The increase in expenses in 1997 for both the six month and three month periods is primarily due to interest expense on capital securities issued by the Company in February 1997 and interest expense on the revolving line of credit. This added expense was largely offset by investment of the borrowed funds which contributed to the growth in invested assets and the higher investment earnings.

     The amortization of deferred policy acquisition costs decreased $4.1 million for the six months and decreased $1.0 million for the three months ended June 30, 1997, from the same periods in 1996. Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capital gains. Higher death benefits and lower realized capital gains in the first six months of 1997, compared to the first six months of 1996, contributed to lower gross margins in 1997 on products for which deferred costs are amortized, resulting in the lower amortization during the first six months of 1997. Higher death benefits, partially offset by higher realized capital gains, in the second quarter of 1997, compared to the second quarter of 1996, contributed to lower gross margins on these same products, resulting in the lower amortization during the second quarter of 1997.

     Dividends to policyowners increased $3.4 million for the six months and decreased $0.3 million for the three months ended June 30, 1997, from the same periods in 1996. The increase in the dividends for the six month period was the result of the growth and aging of the in force policies and the establishment of a deferred dividend liability for the Closed Block, as actual gross profits on such policies through June 30, 1997, exceeded expected profits. The decrease in dividends for the three month period was the result of the growth and aging of the in force policies being more than offset by the release of deferred dividend liability for the Closed Block during the second quarter of 1997 primarily as a result of elevated death claims on the Closed Block policies. Traditional life reserves grew 7.8% from June 30, 1996, to $1.25 billion at June 30, 1997. The weighted average interest rate used in the dividend formula for these policies was 7.18% during the first six months of 1997 compared to 7.17% during the same period of 1996.

     Income before income taxes decreased $48.7 million for the six months ended June 30, 1997 to $40.6 million compared to $89.3 million for the same period in 1996, due to lower realized gains on investments in 1997. Income before income taxes for the three months ended June 30, 1997 increased $0.6 million to $20.3 million compared to $19.7 million for the second quarter of 1996, with increased pre-tax operating earnings nearly offset by lower realized gains on investments.

     Income tax expense decreased $21.3 million for the six months primarily as a result of the lower pre-tax income due to the lower realized gains on investments. Income tax expense decreased $2.2 million for the three months ended June 30, 1997, from the same period in 1996 primarily due to the elimination of the mutual insurance company equity add-on tax, which the Company believes will not be applicable to the Company after June 30, 1996 due to the conversion to a stock company.

     Net income decreased $27.5 million for the six months and increased $2.8 million for the three months ended June 30, 1997 from the same periods in 1996. The reduced net income for the six month period resulted primarily from lower realized gains on investments. The increased net income for the three month period resulted primarily from increased operating earnings due primarily to higher net investment income.

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

     The Company intends to rely primarily on dividends and interest income from AmerUs Life to make any dividend payments to its shareholders. The payment of dividends by AmerUs Life to the Company is regulated under Iowa law. Under Iowa law, AmerUs Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Iowa Commissioner to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of AmerUs Life's capital and surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. During 1997, the maximum amount that would have been legally available for distribution to the Company, absent the dividends paid as a part of the reorganization of the Company, without further regulatory approval would have been approximately $34 million. However, as a result of the distribution made as a part of the reorganization, AmerUs Life will not be able to pay dividends to the Company in 1997 without the prior consent of the Iowa Commissioner. It is the Company's intention to seek regulatory approval to pay dividends from AmerUs Life during 1997 and through June 30, 1996 the Company has requested and received approval for the payment of a $5 million dividend from AmerUs Life. At June 30, 1997, the Company also had the ability to borrow up to approximately $119.0 million from AmerUs Life without prior regulatory approval. The Company would utilize this borrowing capacity, if necessary, to meet its liquidity needs including the payment of dividends to its shareholders. Any such borrowings from AmerUs Life would be repaid from future available dividends from AmerUs Life. Management believes that the Company's access to capital through borrowings from AmerUs Life, public equity and debt markets and its $75 million revolving credit facility provide the Company with sufficient liquidity and capital resources during 1997, irrespective of whether regulatory approval for the payment of dividends by AmerUs Life is obtained.

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

     On February 3, 1997, the Company issued $86,000,000 of 8.85% Capital Securities, Series A, through a wholly-owned subsidiary trust for which the Company is obligated to mandatorily redeem the securities on February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007.

     In connection with the Bank Credit Facility, the Company pledged approximately 49.9% of the common stock of AmerUs Life owned by the Company and a $50 million 9% surplus note payable to the Company by AmerUs Life.

     As of June 30, 1997 the Company had no material commitments for capital expenditures. In the future the Company anticipates that its liquidity and capital needs will be met through interest and dividends from AmerUs Life, accessing the public equity and debt markets depending upon market conditions, or alternatively from bank financing.

     At June 30, 1997, AmerUs Life had substantial excess statutory capital as its adjusted statutory capital was $379.4 million resulting in an RBC ratio in excess of 800% of the authorized control level RBC.

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

     AmerUs Life generated cash flows from operating activities of $106.3 million and $52.2 million, for the six months ended June 30, 1997 and 1996, respectively. Excess operating cash flows were primarily used to increase AmerUs Life's fixed maturity investment portfolio.

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

     AmerUs Life takes into account asset-liability management considerations. Contract terms for AmerUs Life's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes statutory liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at June 30, 1997 (in millions):

Not subject to discretionary withdrawal                        $  209
Subject to discretionary withdrawal with adjustments:
     Specified surrender charges (1)                 $901
     Market value adjustments                         386
                                                     ----
               Subtotal                                         1,287

     Subject to discretionary withdrawal
          without adjustments                                     586
                                                               ------

               Total                                           $2,082
                                                               ======

(1)     Includes $318 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

   Through its membership in the Federal Home Loan Bank of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit, the amount of which is re-set annually, is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by AmerUs Life, which supported a borrowing capacity of $33.4 million as of June 30, 1997. Interest is payable at a current rate at the time of any advance. As of June 30, 1997, AmerUs Life had a $25 million open secured line of credit with $19.9 million outstanding.

   In the future, in addition to cash flows from operations and AmerUs Life's borrowing capacity, AmerUs Life would anticipate obtaining its required capital from the Company as the Company has access to the public markets.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously discussed in the Company's annual report, AmerUs Life is a defendant in a class action lawsuit, Cozad v. American Mutual Life Ins. Co., which was brought on August 31, 1995 in the District Court for Travis County, Texas. The complaint, which seeks unspecified damages, was filed by former policyowners on behalf of themselves and all similarly situated persons who purchased individual life insurance policies which were underwritten and sold by AmerUs Life within Texas and which were allegedly based upon uniform sales presentations and policy illustrations from and after 1980. AmerUs Life has denied the allegations contained in such complaint.

Following a court-initiated mediation process, the Company and the plaintiffs have entered into a nationwide class settlement of certain market conduct issues for a substantial block of its policies. The court has entered an order preliminarily approving the certification of the class and the fairness of the settlement. A final hearing is scheduled for September 16, 1997, following notice to class members. There can be no assurance the agreement will be approved by the court and become effective. Should a settlement not be approved, this litigation would continue and the company would continue to vigorously defend against claims asserted, including the existence of a legitimate class.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its annual meeting of its shareholders on May 2, 1997. There were two matters voted upon at the meeting. The first was the election of directors. The nominees, Messrs. Malcolm Candlish, Sam C. Kalainov and John W. Norris, Jr., were elected to three-year terms. Other directors continuing to serve are John R. Albers, Roger K. Brooks, Thomas F. Gaffney, Maureen M. Culhane, Ilene B. Jacobs, Jack C. Pester and John A. Wing.

               The second matter voted upon resulted in the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the Company.

               The results of the balloting were as follows:

                                                       AGAINST OR
                                           FOR         WITHHELD    ABSTENTIONS
                                           ---         ----------  -----------

Election of Directors:

   Malcolm Candlish                21,810,569     10,194
   Sam C. Kalainov                 21,811,469      9,294
   John W. Norris, Jr.             21,810,569     10,194

Ratification of KPMG Peat
   Marwick LLP                     21,798,197      6,615      15,951

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        A list of exhibits included as part of this report is set forth in the
        Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

   (b) The following report on Form 8-K was filed during the quarter ended June 30, 1997:

        (i)  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  August 13, 1997     AMERUS LIFE HOLDINGS, INC.



                            By/s/Michael E. Sproule
                            -------------------------------------
                            Executive Vice President and CFO
                            (Chief Financial Officer)


                            By/s/Michael G. Fraizer
                            -------------------------------------
                            Senior Vice President -
                            Controller and Treasurer
                            (Principal Accounting Officer)

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