Form 10-Q
period 1997-09-30
AMERUS LIFE HOLDINGS INC
filed 1997-11-13
CIK 1022827

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                        ================================

                                   (Mark One)
  /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ---------------- to -----------------
                         Commission file number 0-21459

                           AmerUs Life Holdings, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                               42-1459712
------------------------------------------------------------------------------
(State of other jurisdiction of incorporation or organization) (IRS employer identification no.)


699 Walnut Street, Des Moines, Iowa                                 50309-3948
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code (515) 280-1331
-------------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report

     Indicate by check   whether the registrant (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /x/     No //

The number of shares outstanding of each of the registrant's classes of common stock on November 11, 1997 was as follows:

                  Class A, Common Stock     18,155,989 shares
                   Class B, Common Stock   5,000,000 shares
Exhibit index - Page 34                                  Page 1 of 39
INDEX


                                                                        Page
No.

Part I - Financial Information . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 1.  Consolidated Financial Statements . . . . . . . . . . . . . . . . . . 3

     Consolidated Balance Sheets September 30, 1997
     (Unaudited) and December 31, 1996 . . . . . . . . . . . . .  . . . . . . .3

     Consolidated Statements of Income (Unaudited) - For
     the Nine Months Ended September 30, 1997 and 1996 (Audited) and the
     Three Months Ended September 30, 1997 and 1996 . . . . . . . . .. . . . . 5

     Consolidated Statements of Cash Flows (Unaudited) -
     For the Nine Months Ended September 30, 1997 and 1996 (Audited) . . . . . 7

     Notes to Consolidated Financial Statements
     (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .  10

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . . . . .15

Part II - Other Information . . . . . . . . . . . . . . . . . . .. . . . . .  32

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .32

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .32

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .34

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           AMERUS LIFE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In thousands)

                                                 September 30, December 31,
                                                    1997           1996
                                               -------------- ---------------
                                                  (Unaudited)
Assets
Investments:
     Securities available-for-sale at fair value:
      Fixed maturity securities
        (cost: 1997 $2,231,249; 1996 $2,335,875)  $2,338,050     $2,414,807
      Equity securities
        (cost 1997 $48,599; 1996 $60,247)             52,964         64,033
      Short-term investments
        (cost: 1997 $24,425; 1996 $13,288)            24,425         13,288
     Investment in unconsolidated subsidiaries        23,746         20,809
     Mortgage loans on real estate                   303,263        225,743
     Real estate                                       4,331          4,561
     Policy loans                                     66,295         65,183
     Other investments                                87,917         93,228
                                                  ----------     ----------

    Total investments                              2,900,991      2,901,652

Cash                                                       0          1,814
Accrued investment income                             39,998         30,792
Premiums and fees receivable                           2,794          1,489
Reinsurance receivables                                1,476          1,329
Deferred policy acquisition costs                    128,515        120,481
Property and equipment (less accumulated
     depreciation 1997 $12,294; 1996 $11,775)          3,434          4,393
Other assets                                          56,148         52,111
Closed block assets                                1,350,343      1,270,168
                                                  ----------     ----------

     Total assets                                 $4,483,699     $4,384,229
                                                  ==========     ==========
Liabilities and Shareholders' Equity

Liabilities:
     Policy reserves and policyowner funds:
          Future life and annuity policy benefits $1,986,065     $2,053,740
          Policyowner funds                           65,510         55,369
                                                  ----------     ----------
          Total                                    2,051,575      2,109,109

    Checks drawn in excess of bank balances            1,040              0
     Accrued expenses                                 15,358         14,227
     Dividends payable to policyowners                 1,723              0
     Policy and contract claims                        5,391          7,039
     Income taxes payable                             34,544         25,182
     Deferred income taxes                            10,303          1,337
     Other liabilities                                52,336         64,173
     Debt                                             61,527        188,381
     Closed block liabilities                      1,587,088      1,517,271
                                                  ----------     ----------

             Total liabilities                     3,820,885      3,926,719
                                                  ----------     ----------

Company obligated mandatorily redeemable preferred
     capital securities of subsidiary trust holding
     solely junior subordinated debentures of the
     Company                                          86,000              0

Shareholders' equity:
    Preferred Stock, no par value, 20,000,000
        shares authorized, none issued                     0              0
     Common Stock, Class A, no par value,
          75,000,000 shares authorized;
          18,155,989 shares issued and
          outstanding 1997; 14,500,000 shares issued
          and outstanding 1996                        18,156         14,500
     Common Stock, Class B, no par value,
          50,000,000 shares authorized;
          5,000,000 shares issued and
          outstanding                                  5,000          5,000
     Unrealized appreciation of available-for-sale
        securities                                    58,712         35,300
     Additional paid in capital                       51,371              0
     Retained earnings                               443,575        402,710
                                                  ----------     ----------

             Total shareholders' equity              576,814        457,510
                                                  ----------     ----------
Total liabilities and shareholders' equity        $4,483,699     $4,384,229
                                                  ==========     ==========
/TABLE

                           AMERUS LIFE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except share data)
           (unaudited, except nine months ended September 30, 1996)

                                     Nine Months Ended     Three Months Ended
                                       September 30,          September 30,
                                   -------------------     ----------------
                                       1997        1996      1997      1996
                                      ------     ------     ------    ----

Revenues:
     Insurance premiums             $33,522     $133,704   $12,594  $10,641
     Universal life and annuity
          product charges            30,741       39,135    10,454    9,864
     Net investment income          149,774      188,336    50,548   44,910
     Realized gains (losses)
          on investments             14,510       62,555     4,987   (1,854)
     Other revenues                   2,207        2,280     1,577      950
     Contribution from the
          Closed Block               21,652        2,659     8,242    2,659
                                 ----------   -----------  --------- ------
                                    252,406      428,669    88,402   67,170
                                 ----------   -----------  --------- -------

     Benefits and expenses:
          Policyowner benefits      126,125      222,929    42,250   34,866
          Underwriting, acquisition,
             and insurance expenses  46,662       46,729    17,633   17,777
          Amortization of deferred policy
             acquisition costs       16,767       31,865     5,794    2,708
          Dividends to policyowners     835       26,343       662       19
                                 ----------   ---------- ---------  -------
                                    190,389      327,866    66,339   55,370
                                 ----------   ---------- ---------  -------

     Income before income tax expense
          and equity in earnings of
          unconsolidated subsidiary  62,017      100,803    22,063   11,800

     Income tax expense              17,694       38,653     6,108    5,812
                                 ----------   ---------- --------- --------

     Income before equity in earnings
          of unconsolidated
          subsidiary                $44,323      $62,150   $15,955   $5,988

     Equity in earnings of
          unconsolidated subsidiary   1,174          794       520      495
                                 ----------   ----------  --------  --------
     Net income                     $45,497      $62,944   $16,475   $6,483
                                 ==========   ==========  ========  ========

     Net income per common share     $1.96       $2.72      $0.71     $0.28
                                     =====       =====      =====     =====

        Weighted average Common
          Shares outstanding   23,155,989 23,155,989   23,155,989  23,155,989
                               ========== ==========   ==========  ==========

                            AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Nine Months Ended September 30,
                                  (In thousands)
            (unaudited, except nine months ended September 30, 1996)

                                                1997           1996
                                               ------          ------
  Cash flows from operating activities:
   Net income                                  $45,497        $62,944
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Policyowner assessments on
      universal life and annuity products      (30,741)       (43,792)
     Interest credited to
      policyowner account balances              78,954         87,599
     Realized investment (gains) losses        (14,510)       (62,625)

     Change in:
      Accrued investment income                 (9,206)        (3,300)
      Reinsurance ceded receivables               (147)         1,297
      Deferred policy acquisition costs        (18,163)         5,803
      Liabilities for future policy benefits   (18,738)         7,994
      Policy and contract claims
        and other policyowner funds             (1,648)       (11,730)
      Income taxes:
        Current                                  9,362         15,317
        Deferred                                (4,262)        (6,747)
     Other, net                                  8,886          2,930
     Change in Closed Block assets
      and liabilities, net                      98,599         41,604
                                            ----------     ----------
     Net cash provided by operating
      activities                               143,883         97,294
                                            ----------     ----------
   Cash flows from investing activities:
     Purchase of fixed maturities
      available for sale                      (900,920)    (1,124,125)
     Maturities, calls, and principal
      reductions of fixed maturities
      available for sale                       873,469      1,012,271
     Purchase of equity securities             (45,511)      (102,814)
     Proceeds from sale of equity
      securities                                54,624        122,147
     Proceeds from repayment and sale
      of mortgage loans                         35,252         94,385
     Purchase of mortgage loans               (112,768)       (22,810)
     Purchase of real estate and other
      invested assets                           10,628          2,486
     Change in policy loans, net                (1,112)        (5,432)
     Tax on capital gains                            6              7
     Other assets, net                          89,067         60,049
     Change in Closed Block
      investments, net                         (71,180)      (19,360)
     Initial establishment of the Closed Block       0       (22,925)
                                            ----------      ---------
      Net cash used in investing
        activities                             (68,445)        (6,121)
                                            ----------      ---------

   Cash flows from financing activities:
            Deposits to policyowner account
              balances                          92,685        126,688
            Withdrawals from policyowner
              account balances                (180,519)      (234,923)
            Change in debt, net               (126,854)         8,594
            Change in checks drawn in excess
              of bank balance                    1,040          8,311
            Dividends to American Mutual
              Holding Company                        0         (4,463)
            Initial public offering of
              common stock                      55,027              0
            Dividends to shareholders           (4,631)             0
            Issuance of company-obligated
              mandatory redeemable
              capital securities                86,000              0
                                             ---------      ---------

              Net cash used in financing
                activities                     (77,252)       (95,793)
                                             ---------      ---------

              Net (decrease) increase
               in cash                         (1,814)         (4,620)
            Cash at beginning of period         1,814           4,620
                                              --------     ----------

            Cash at end of period            $      0       $       0
                                              ========      =========

            Supplemental disclosure of cash
              activities:
              Interest paid                     $7,781         $1,154
                                                ======         ======

              Income taxes paid                $26,235        $42,000
                                               =======        =======

AMERUS LIFE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

(2)     CLOSED BLOCK

        Summarized financial information of the Closed Block balance sheet as of September 30, 1997, and statements of income for the nine months and three months ended September 30, 1997 is as follows (in thousands):

Assets:
                                                  Closed Block
                                                September 30, 1997
                                                -----------------

Fixed maturity securities, at fair value
     (amortized cost of $959,553)                    $997,330
Short-term investments, at fair value                   7,379
Policy loans                                          173,084
Other investments                                       2,380
Accrued investment income                               9,221
Premiums and fees receivable                            2,141
Deferred policy acquisition costs                     154,878
Other assets                                            3,930
                                                     --------
                                                   $1,350,343
                                                   ==========
Liabilities:
Future life and annuity policy benefits            $1,427,884
Policyowner funds                                       7,051
Checks drawn in excess of bank balances                  (335)
Accrued expenses                                        4,096
Dividends payable to policyowners                     134,409
Policy and contract claims                              5,930
Other liabilities                                       8,053
                                                   ----------
                                                   $1,587,088
                                                   ==========

                                 Nine Months Ended Three Months Ended
                                 September 30, 1997 September 30, 1997
                                 ------------------   -----------------

Revenues and Expenses:

Insurance premiums                       $153,610      $48,616
Universal life and annuity
        product charges                    14,353        4,346
Net investment income                      81,384       27,106
Realized gains (losses) on investments       (192)         797
Policyowner benefits                     (158,707)     (50,325)
Underwriting, acquisition, and
        insurance expenses                 (4,096)      (1,275)
Amortization of deferred policy
        acquisition costs                 (20,357)      (6,246)
Dividends to policyowners                 (44,343)     (14,777)
                                        ----------     --------
Contribution from the Closed Block
        before income taxes                $21,652        $8,242
                                            ======         =====

(3)      DEBT AND CAPITAL SECURITIES

        Debt consists of the following (in thousands):

                                       September 30, December 31,
                                          1997           1996
                                      ------------ ----------------


Federal Home Loan Bank community
        investment long-term advances
        with a weighted average interest
        rate of 6.35% at September 30,1997 $16,527    $13,381
Bank Credit Facility:
  Term loan bearing interest at 6.56%
        at September 30, 1997               45,000    100,000
  Revolving credit loan                          0     75,000
                                           -------    -------
                                           $61,527   $188,381
                                           =======    =======

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

     On October 23, 1997, the Company entered into a new bank credit facility and repaid the term loan under the prior bank credit facility. The new loan agreement provides for a $250 million revolving credit facility on substantially the same terms as the former agreement. The Company immediately borrowed $235 million to finance the acquisition of Delta Life Corporation, retire the former term loan and retire certain indebtedness of Delta.

(4)  FEDERAL INCOME TAXES

     The effective income tax rate for the period ending September 30, 1997 was lower than the prevailing corporate rate primarily as a result of earned low income housing and historic rehabilitation credits.

(5)  COMMITMENTS AND CONTINGENCIES

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

     Following a court-initiated mediation process, AmerUs Life and the plaintiffs have entered into a nationwide class settlement of certain market conduct issues for a substantial block of its policies. On September 16, 1997, the court entered an order approving the certification of the class and the fairness of the settlement. Due to the potential that a settlement may be reached in this case, AmerUs Life incurred a significant charge to income in the third quarter of 1996. Based upon estimates of the range of loss at between five and eight million dollars, AmerUs Life established a reserve of five
million dollars.   The eventual costs of the settlement cannot be precisely
determined at this time, and may be more or less than the amount of the range.

     A class action lawsuit, BHAT V. AMERUS LIFE INSURANCE COMPANY, was also filed in December 1996 in the United States District Court for the Northern District of California. The complaint alleges that AmerUs Life breached the terms of certain life and annuity policies, and breached certain other duties owed to policyowners, when it allegedly passed an increase in its corporate income taxes (known as the deferred acquisition cost, or DAC, tax) through to owners of those policies. The complaint also includes RICO allegations. The plaintiff, an insured under a universal life policy issued by Central Life, seeks unspecified actual and punitive damages and injunctive relief on behalf of himself and all policyowners of AmerUs Life with universal life, term and "blended" life insurance policies and annuities. AmerUs Life denies the allegations contained in the complaint, including the existence of a legitimate class. The litigation is in the discovery stage and is being vigorously defended by AmerUs Life. A hearing on certification of the class has not yet been scheduled. At this time, the Company cannot determine the ultimate outcome of this litigation or the amount of potential liability, if any.

     Despite AmerUs' vigorous defense of these class action lawsuits and its denial of any wrongdoing, there can be no assurance that the outcome of such lawsuits will not have a material adverse effect on the life insurance industry generally or on AmerUs.

     In the ordinary course of business, AmerUs and its subsidiaries are also engaged in certain other litigation, none of which management believes is material.

     AmerUs Life and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company ("AVLIC"), cannot meet its policyholder obligations. At September 30, 1997, AVLIC had statutory assets of $1.4 billion, liabilities of $1.3 billion, and surplus of $45.6 million.

(6)  RELATED PARTY TRANSACTIONS

     AmerUs Life entered into a master agreement of purchase and sale with AmerUs Bank, dated as of March 5, 1997, whereby AmerUs Life agreed to purchase whole loans from AmerUs Bank from time to time. AmerUs Life also entered into a loan servicing agreement with AmerUs Bank, dated as of March 5, 1997, whereby AmerUs Bank acts as servicer of the loans and receives a servicing fee ranging from 50 to 58 basis points of the outstanding principal balances of the loans. AmerUs Life has made three purchases under this agreement during 1997. On March 7, 1997, $25.3 million in outstanding principal at a $1.4 million premium; on September 10, 1997, $39.1 million in outstanding principal at a $2.7 million premium; and on September 28, 1997, $34.0 million in outstanding principal at a $2.4 million premium. Subsequent to September 30, 1997, these loans were sold by AmerUs Life at a small gain.

     AmerUs Life entered into a purchase agreement with AmerUs Mortgage dated March 1, 1997, whereby AmerUs Life has committed to purchase up to $200 million principal amount of first mortgage loans originated by AmerUs Mortgage. The commitment expires on December 31, 1997, and is terminable by either party upon sixty days' notice. To date, AmerUs Life has purchased 13 mortgage loans pursuant to such commitment for a total purchase price of $1.8 million.

(7)  SUBSEQUENT EVENT

     The Company completed the acquisition of Delta Life Corporation following receipt of an order on October 23, 1997 from the Tennessee Department of Commerce and Insurance approving the change of control for $162.9 in cash. Delta Life Corporation provides deferred annuity and equity index annuity products through an insurance subsidiary and had assets of approximately
$2.0 billion, at the date of the closing.
AmerUs Life Holdings, Inc.

ITEM 2.                                               SEPTEMBER 30, 1997

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

Sales

     The following table sets forth information regarding the Company's sales activity by product:

                                    Sales Activity by Product
                                 Nine Months Ended  Three Months Ended
                                 September 30,         September 30,
                               -------------------  ------------------------
($ in thousands)                 1997       1996       1997      1996
                              ----------  ------------------- ----------
Individual life insurance:
Participating whole life      $12,409   $13,658    $3,806     $4,710
Universal life                  5,789     5,650     2,123      2,156
Term life                       3,302     1,958     1,546        589
                              -------   -------    ------     ------
Total life insurance <F1>     $21,500   $21,266    $7,475     $7,455
                              =======   =======    ======     ======

Individual annuities <F2>     $31,549   $63,098   $10,244    $13,561
                              =======   =======   =======    =======

<F1>    Direct first year annualized premiums
<F2>    Direct first year and single collected premiums

        Life insurance sales as measured by annualized premiums increased
$0.2 million, or 1.1%, for the nine months ended September 30, 1997, from the same period in 1996, with third quarter, 1997 sales in line with sales from the third quarter of 1996. As result of the introduction of new term products earlier this year, sales of term insurance increased by $1.3 million and $0.9 million for the nine months and three months ended September 30, 1997, respectively. These increases were partially offset by lower sales of other traditional products as our distribution systems increased sales of variable products through the Ameritas Joint Venture. Including production from the Company's distribution systems through the joint venture, life insurance sales through September 30, 1997 increased 4.1% for the nine months and increased 1.2% for the three months ended September 30, 1997, from the same periods in 1996. The decrease in annuity sales for the Company resulted from the transfer of substantially all new sales of individual deferred annuities to the Ameritas Joint Venture in May 1996. Including production from the Company's distribution systems through the joint venture, annuity sales through September 30, 1997 have increased 19.9% and 9.2% for the nine months and three months ended September 30, 1997, respectively, from the comparable periods in 1996. The Company's investment in the Ameritas Joint Venture is carried on the equity method.

Premium Receipts

        The following table sets forth the Company's collected premiums for the periods indicated:

                                    Collected Premiums by Product

                                 Nine Months Ended  Three Months Ended
                                   September 30,      September 30,
                                 -----------------  ------------------
($ in thousands)                 1997      1996      1997      1996
                                ------   ------     ------   ------
Direct individual life premiums collected:

        Traditional life:
          First year & single  $ 53,850    $ 51,890   $18,009   $17,463
          Renewal               124,778     120,625    41,075    38,904
                               --------    --------   -------   -------

             Total             $178,628    $172,515   $59,084   $56,367
                               ========    ========   =======   =======

        Universal life:
          First year & single   $10,366    $ 10,972   $ 3,374   $ 3,423
          Renewal                56,013      57,199    18,428    18,753
                                -------     -------   -------   -------

             Total              $66,379    $ 68,171   $21,802   $22,176
                                =======     =======   =======   =======

          Total direct life    $245,007    $240,686  $ 80,886  $ 78,543

        Reinsurance assumed       1,292       1,098       478       341
        Reinsurance ceded        (9,739)    (10,269)   (4,813)   (3,689)
                               --------    --------   -------  --------
        Total individual life,
          net of reinsurance   $236,560    $231,515  $ 76,551  $ 75,195
                               ========    ========  ========  ========

Direct annuity premiums collected:
        Individual <F1>        $ 37,515    $ 70,192  $ 11,904  $ 15,624
        Group                         0          50         0         0
                               --------    --------   -------  --------
          Total annuities        37,515      70,242    11,904    15,624

        Reinsurance ceded          (336)       (424)      (55)      (79)
                               --------    --------   -------  --------

        Total annuities, net
          of reinsurance        $37,179    $69,818    $11,849   $15,545
                                =======    =======    =======   =======

Total group life, net
          of reinsurance <F2>   $  (170)   $ 2,171    $  (160)  $   627
                                ========   =======    =======   =======

Total accident and health,
        net of reinsurance <F3> $   184   $   148    $     55  $    46
                                =======   =======     =======  =======

Total collected premiums,
        net of reinsurance     $273,753  $303,652     $88,295  $91,413
                               ========  ========     =======  =======

<F1>    Effective May 1996, substantially all new sales of individual deferred annuities are made through the Ameritas Joint Venture.

<F2>    The Company sold substantially all of its group life business as of
        July 1, 1996 and is no longer actively marketing this line of business.

<F3>    The Company sold substantially all of its accident and health business in 1991 and is no longer actively marketing this line of business.

Life Insurance and Annuities in Force

        The following table sets forth information regarding life insurance and annuities in force for each date presented:

                     Life Insurance and Annuities in Force

                                        As of September 30,
                                        ------------------
($ in thousands)                        1997              1996
                                       ------            ------
   Individual life insurance:
   Traditional
             Number of policies             251,208       255,916
             GAAP life reserves          $1,280,065    $1,184,259
             Face amounts               $17,464,000   $16,691,000
   Universal life
             Number of policies             118,043       121,114
             GAAP life reserves            $843,770      $812,173
             Face amounts               $12,043,000   $12,286,000
   Total individual life
             Number of policies             369,251       377,030
             GAAP life reserves          $2,123,835    $1,996,432
             Face amounts               $29,507,000   $28,977,000
   Annuities <F1>:
             Number of policies              50,904        56,831
             GAAP reserves               $1,092,489    $1,227,023
   Group life insurance <F2>:
             Number of lives                 29,781        33,857
             Face amounts                  $878,000      $894,000

___________________

<F1>         Effective May 1996, substantially all new sales of individual deferred annuities are made through the Ameritas Joint Venture.

<F2>         The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

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

   Since the operating results from the Closed Block for the nine months and the three months ended September 30, 1997 are reported on one line of the income statements, "Contribution from the Closed Block," the individual income statement components for 1997 are not fully comparable with those for 1996, prior to the establishment of the Closed Block. Management believes that the presentation of the results of operations on a combined basis as if the Closed Block had not been formed facilitates comparability with the results of operations for periods prior to its formation. Accordingly, the combined presentation set forth below includes certain revenues and expenses associated with the policies included in the Closed Block. Such presentation does not, however, affect the Company's reported net income.

                                    Nine Months Ended September 30, 1997
                                   ----------------------------------
($ in thousands)                 As Reported    Closed Block   Combined
                               -------------     -----------   -----------
Revenues
     Insurance premiums          $33,522        $153,610       $187,132
     Product charges              30,741          14,353         45,094
     Net investment income       149,774          81,384        231,158
     Realized gains (losses) on
          investments             14,510            (192)        14,318
     Other revenues                2,207               0          2,207
     Contribution from the
          Closed Block            21,652         (21,652)             0
                                 -------        --------       --------

     Total revenues              252,406         227,503        479,909

Benefits and expenses
     Policyowner benefits        126,125         158,707        284,832
     Underwriting, acquisition
        and insurance expenses    46,662           4,096         50,758
     Amortization of deferred
        policy acquisition costs  16,767          20,357         37,124
     Dividends to policyowners       835          44,343         45,178
                                 -------        --------       --------

     Total benefits and expenses 190,389         227,503        417,892

Income before income tax expense
  and  equity in earnings of
  unconsolidated subsidiary       62,017               0         62,017
Income tax expense                17,694               0         17,694
                                 -------        --------       --------

Income before equity in
  earnings of unconsolidated
  subsidiary                     44,323               0         44,323
Equity in earnings of
  unconsolidated subsidiary       1,174               0          1,174
                                 ------       ---------       --------

Net income                      $45,497        $      0       $ 45,497
                                 ======       =========       ========

                                  Three Months Ended September 30, 1997
                              ------------------------------------------------
($ in thousands)                   As Reported  Closed Block  Combined
                                   -----------  ------------  --------
Revenues
     Insurance premiums               $12,594    $48,616    $61,210
     Product charges                   10,454      4,346     14,800
     Net investment income             50,548     27,106     77,654
     Realized gains (losses) on
        investments                     4,987        797      5,784
     Other revenues                     1,577          0      1,577
     Contribution from the
        Closed Block                    8,242     (8,242)         0
                                      -------    -------   --------
        Total revenues                 88,402     72,623    161,025

Benefits and expenses
     Policyowner benefits              42,250     50,325     92,575
     Underwriting, acquisition
     and insurance expenses            17,633      1,275     18,908
     Amortization of deferred
        policy acquisition costs        5,794      6,246     12,040
     Dividends to policyowners            662     14,777     15,439
                                      -------    -------    -------
        Total benefits and
          expenses                     66,339     72,623    138,962

Income before income tax
     expense and equity in earnings of
     unconsolidated subsidiary         22,063          0     22,063
Income tax expense                      6,108          0      6,108
                                      -------    -------    -------
Income before equity in
     earnings of
     unconsolidated subsidiary         15,955          0     15,955
Equity in earnings of
     unconsolidated subsidiary            520          0        520
                                      -------    -------    -------
Net income                            $16,475    $     0    $16,475
                                      =======    =======    =======

/TABLE

COMBINED RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

A summary of the Company's combined revenues, including revenues associated with the Closed Block, follows:

                                      Nine Months Ended   Three Months Ended
                                          September 30,     September 30,
                                      ------------------  ------------------
($ in thousands)                          1997       1996    1997    1996
                                         ------    ------   ------   ------
   Insurance premiums:

     Traditional life insurance
        premiums                         $173,828  $169,435  $56,369 $56,088
     Immediate annuity and
        supplementary contract premiums    13,196    11,366    4,801   3,269
      Other premiums                          108     1,650       40      31
                                         --------  --------  ------- -------

             Total insurance premiums     187,132   182,451   61,210  59,388

   Universal life product charges          44,363    43,139   14,477  14,298
   Annuity product charges                    731       654      323     223
                                         --------  --------  ------- -------

          Total product charges            45,094    43,793   14,800  14,521

   Net investment income                  231,158   215,325   77,654  71,736
   Realized gains (losses) on investments  14,318    62,625    5,784  (1,784)
   Other revenues                           2,207     2,279    1,577     950
                                         --------  --------   ------  -------

          Total revenues                 $479,909  $506,473 $161,025 $144,811
                                          =======   =======  =======  =======

     Individual life and annuity premiums and product charges increased $7.5 million, or 3.4%, for the nine months and increased $2.1 million, or 2.8%, for the three months ended September 30, 1997 from the same periods in 1996. Traditional life insurance premiums increased $4.4 million for the nine months and increased $0.3 million for the three months as a result of continued growth in renewal premiums. Immediate annuity deposits and supplementary contract premiums were $1.8 million higher for the nine months and $1.5 million higher for the three months ended September 30, 1997 compared to the same periods in 1996. The increase for the nine months was primarily the result of higher supplementary contract premiums, with the increase for the quarter primarily due to increased immediate annuity sales. Other premiums for the first nine months of 1997 were lower than for the same period in 1996 primarily due to the sale of the Company's remaining group life operation in the third quarter of 1996.

     Universal life product charges increased $1.2 million for the nine months and increased $0.2 million for the three months ended September 30, 1997 compared to the same periods in 1996. The increased product charges were primarily due to increased cost of insurance charges as a result of the normal aging of the block of business.

       Net investment income increased $15.8 million for the nine months and increased $5.9 million for the three months ended September 30,1997 from the same periods in 1996. Average invested assets for the first nine months of 1997 increased $159.0 million (excluding market value adjustments) from the same period in 1996, and the effective yield on average invested assets (excluding market value adjustments) increased from 7.67% for the first nine months of 1996 to 7.90% for the same period in 1997. The increase in net investment income from the third quarter of 1996 to the third quarter of 1997 was also primarily due to increased effective yields and average invested assets. Contributing to the higher yields for the first nine months of 1997 was investment income of $6.1 million from other invested assets ($3.5 million during the third quarter).

     Realized gains on investments decreased $48.3 million for the nine months and increased $7.6 million for the three months ended September 30, 1997 from the same periods in 1996. Included in the nine month amounts for 1996 were approximately $52.6 million of gains from the sale of common stock as a result of the liquidation of the Company's equity portfolio, with approximately $51.5 million of the gains occurring during the first quarter of 1996. The increase for the quarter is primarily the result of gains in the bond and preferred stock portfolios during the current quarter compared to losses in the bond and real estate portfolios during the third quarter of 1996.

     A summary of the Company's combined policyowner benefits, including policyowner benefits associated with the Closed Block, follows:

                                        Nine Months Ended  Three Months Ended
                                            September 30,      September 30,
                                       -------------------- ----------------
($ in thousands)                            1997      1996     1997     1996
                                           ------    ------   ------   ------
Traditional life insurance
        Death benefits                    $30,494   $25,656   $9,521  $5,992
        Change in liability for
             future policy benefits
             and other policy benefits    125,869   117,849   41,902  38,085
                                         --------  --------   ------ -------

        Total traditional life
             insurance benefits           156,363   143,505   51,423  44,077

Universal life insurance
        Death benefits in excess of
             cash value                    19,572    17,173    4,686   5,468
        Interest credited on policyowner
             account balances              33,674    32,498   11,062  11,467
        Other policy benefits               2,417     2,993      795   1,235
                                         --------  --------   ------  ------

  Total universal life insurance benefits  55,663    52,664   16,543  18,170

Annuities
        Interest credited to
             deferred annuity account
             balances                      45,281    52,142   14,756  16,430
        Other annuity benefits             27,078    23,988    9,842   7,754
                                         --------  --------   ------  ------

             Total annuity benefits        72,359    76,130   24,598  24,184

Miscellaneous benefits                        447     1,658       11    (537)
                                         --------  --------   ------  ------

        Total policyowner benefits       $284,832  $273,957  $92,575 $85,894
                                          =======   =======  ======   ======

     Total policyowner benefits increased $10.9 million for the nine months and increased $6.7 million for the three months ended September 30, 1997 from the same periods in 1996. Traditional life insurance benefits increased $12.9 million for the nine month period and increased $7.3 million for the three month period primarily due to the growth and aging of the business in force and increased death benefits as a result of higher mortality. Universal life insurance benefits increased $3.0 million for the nine months ended September 30, 1997 from the same period in 1996 primarily as a result of increased death benefits due to higher mortality. Universal life insurance benefits decreased $1.6 million for the three month period due primarily to lower death benefits.

     Interest credited to universal life policyowner account balances increased $1.2 million for the nine months ended September 30, 1997 from the same period in 1996. While the weighted average crediting rate for the Company's universal life liabilities decreased six basis points from 6.31% for the first nine months of 1996 to 6.25% for the first nine months of 1997, the Company's average liabilities increased $33.7 million over the same period, resulting in the increased credited amounts during the first nine months of 1997.

     Annuity benefits decreased $3.8 million for the nine months and increased $0.4 million for the three months ended September 30, 1997 from the same periods in 1996. The decrease in annuity benefits for the nine month period is primarily due to reduced interest credited to policyowner account balances. Reduced interest credited amounts for the three month period are more than offset by increased other annuity benefits due primarily to higher immediate annuity sales. The decrease in interest credited amounts in 1997 compared to 1996 amounted to $6.9 million and $1.7 million for the nine months and three months ended September 30, respectively. The weighted average crediting rate for the Company's individual deferred annuity liabilities decreased eight basis points to 5.31% for the first nine months of 1997 compared to 5.39% for the first nine months of 1996. The Company's average deferred annuity liabilities decreased $124.7 million from the first nine months of 1996 to the first nine months of 1997 also contributing to the decrease in interest credited amounts in 1997. Lower interest credited amounts in the third quarter of 1997 as compared to the third quarter of 1996 reflect similar decreases in average liabilities and reasonably consistent reductions in quarterly credited rates. The increase in other annuity benefits for the first nine months of 1997 was primarily the result of higher supplementary contract premiums.

     Miscellaneous benefits were lower for the first nine months of 1997 compared to the same period in 1996 primarily due to the sale of the Company's remaining group life operation in the third quarter of 1996. The $0.5 million higher benefits for the three months ended September 30, 1997 compared to the same period in 1996 was the result of the release of the group life reserves due to the sale of this operation in the third quarter of 1996.

     A summary of the Company's combined expenses, including expenses associated with the Closed Block, follows:

                                            Nine Months Ended Three Months Ended
                                                September 30,     September 30,
                                            ----------------   ----------------
($ in thousands)                              1997    1996      1997     1996
                                            ------   ------    ------    ------


Commission expense, net of deferrals        $6,415  $6,843    $2,334    $2,340
Other underwriting, acquisition and
     insurance expenses, net of deferrals   44,343  41,087    16,574    16,475
Amortization of deferred policy
     acquisition costs                      37,124  43,109    12,040    13,952
                                           ------- -------   -------    ------

     Total expenses                        $87,882 $91,039   $30,948   $32,767
                                            ======  ======    ======    ======

     Commission expense, net of deferrals was $6.4 million for the nine months ended September 30, 1997, decreasing $0.4 million from the same period a year ago primarily due to a change in the mix of products sold. Other underwriting, acquisition and insurance expenses, net of deferrals, increased $3.3 million for the nine months ended September 30, 1997, from the same period in 1996.
The increase in expenses in 1997 for the nine month period is primarily due to interest expense of $9.0 million on capital securities issued by the Company and on the revolving line of credit, which more than offsets a $5.0 million reserve established during the third quarter of 1996 in connection with certain class action litigation. This added interest expense was largely offset by investment of the borrowed funds which contributed to the growth in invested assets and the higher investment earnings.

     The amortization of deferred policy acquisition costs decreased $6.0 million for the nine months and decreased $1.9 million for the three months ended September 30, 1997, from the same periods in 1996. Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capital gains. Higher death benefits in the first nine months of 1997, compared to the first nine months of 1996, contributed to lower gross margins in 1997 on products for which deferred costs are amortized, resulting in the lower amortization during the first nine months of 1997. Higher death benefits, partially offset by higher realized capital gains, in the third quarter of 1997, compared to the third quarter of 1996, contributed to lower gross margins on these same products, resulting in the lower amortization during the third quarter of 1997.

     Dividends to policyowners increased $4.5 million for the nine months and increased $1.1 million for the three months ended September 30, 1997, from the same periods in 1996. The increases in the dividends for both the nine month and three month periods were primarily the result of the growth and aging of the in force policies resulting in higher policyowner reserves. Traditional life reserves grew 8.1% from September 30, 1996, to $1.28 billion at September 30, 1997. The weighted average interest rate used in the dividend formula for these policies was 7.19% during the first nine months of 1997 compared to 7.17% during the same period of 1996.

     Income before income taxes decreased $38.8 million for the nine months ended September 30, 1997 to $62.0 million compared to $100.8 million for the same period in 1996, due to lower realized gains on investments in 1997.
Income before income taxes for the three months ended September 30, 1997 increased $10.3 million to $22.1 million compared to $11.8 million for the third quarter of 1996, primarily due to increased realized gains on investments.

     Income tax expense decreased $21.0 million for the nine months ended September 30, 1997 compared to the same period in 1996 primarily as a result of the lower pre-tax income due to the lower realized gains on investments, the $4.5 million provision for the equity add-on tax in the first half of 1996, and increased tax credits of $3.2 million in 1997. Income tax expense increased $0.3 million for the three months ended September 30, 1997, from the same period in 1996 primarily due to higher pre-tax income in 1997 due in large part to increased realized gains on investments, partially offset by increased tax credits of $1.3 million in 1997.

     Net income decreased $17.4 million for the nine months and increased $10.0 million for the three months ended September 30, 1997 from the same periods in 1996. The reduced net income for the nine month period resulted primarily from lower realized gains on investments. The increased net income for the three month period resulted from increased operating income aided by increased tax credits, and higher realized gains on investments.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

     The Company's cash flows from operations consist of dividends from subsidiaries, if declared and paid, interest income on loans and advances to its subsidiaries (including a surplus note issued to the Company by AmerUs
Life), investment income on assets held by the Company and fees which the Company charges AmerUs Group, AmerUs Life and certain other of its affiliates for management services, offset by the expenses incurred for debt service, salaries and other expenses.

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries to make dividend payments to its shareholders. The payment of dividends by AmerUs Life to the Company is regulated under Iowa law. Under Iowa law, AmerUs Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Iowa Commissioner to pay a dividend, if such dividend would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of AmerUs Life's capital and surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 1996 statutory results, and absent the dividends paid as a part of the reorganization of the Company, AmerUs Life would have been able to pay approximately $34 million in dividends without obtaining the Iowa
Commissioner's approval. However, as a result of the distribution made as a part of the reorganization of the Company, AmerUs Life is not able to pay dividends to the Company until December 1997 without the prior approval of the Iowa Commissioner. Thus far in 1997, AmerUs Life has requested and received approval to pay $10 million of dividends. It is AmerUs Life's intention to seek regulatory approval to pay additional dividends to the Company during 1997. The payment of future dividends by Delta Life Corporation, the Company's recent acquisition, will be regulated by Tennessee law which has similar statutory limitations as Iowa. Management believes that the Company will have adequate access to capital through the public equity and debt markets and the Bank
Credit Facility to meet presently anticipated capital requirements.

     On October 23, 1997, the Company entered into a $250 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility") to be used to replace its existing credit facility, to finance the acquisition of Delta Life Corporation ("Delta"), to finance permitted mergers and acquisitions and to finance other general corporate purposes. The Bank Credit Facility is secured by a pledge of approximately 49.9% of the outstanding common stock of AmerUs Life, 100% of the outstanding common stock of Delta and a $50 million
9% surplus note payable to the Company by AmerUs Life. As of October 31, 1997, there was an outstanding loan balance of $235.1 million under the facility.
The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth of the last day of the preceding fiscal year, and (c) must cause certain of its subsidiaries including AmerUs Life and Delta Life to maintain certain ratings from A.M. Best and certain levels of adjusted capital and surplus and risk-based capital.

     Management currently expects the Company to issue approximately $200 million in debt securities. It is currently anticipated that the proceeds would be used to pay down the indebtedness under the Bank Credit Facility.

     The Company may from time to time review other potential acquisition
opportunities.   It is anticipated that funding for any such acquisition may be provided from available cash resources or from debt or equity financing. In the future the Company anticipates that its liquidity and capital needs will be met through interest and dividends from its life insurance subsidiaries, accessing the public equity and debt markets depending upon market conditions, or alternatively from bank financing.

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

     AmerUs Life generated cash flows form operating activities of $143.9 million and $97.3 million, for the nine months ended September 30, 1997 and 1996, respectively. Excess operating cash flows were primarily used to increase AmerUs Life's fixed maturity investment portfolio, consistent with the long-term investment objective of the Company to reduce the level of equity investments and mortgages as a percentage of its investment portfolio.

     Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of life insurance and annuity product. AmerUs Life continuously monitors benefits and surrenders to provide projections of future cash requirements.
As part of this monitoring process, AmerUs Life performs cash flow testing of its assets and liabilities under various scenarios to evaluate the adequacy of assets supporting its reserves. In developing its investment strategy, AmerUs Life establishes a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and AmerUs Life's claims-payment and financial strength ratings.

     AmerUs Life takes into account asset-liability management considerations. Contract terms for AmerUs Life's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes statutory liabilities for interest-sensitive life products and annuities by their contractual withdrawals provisions at September 30, 1997 (in millions):

No subject to discretionary withdrawal                          $  215

Subject to discretionary withdrawal with adjustments:
     Specified surrender charges >F1>                 $845
     Market value adjustments                          381
                                                     -----
          Subtotal                                               1,226

     Subject to discretionary withdrawal
          without adjustments                                      557
                                                                ------

          Total                                                 $1,998
                                                                ======

<F1> Includes $293 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     Through its membership in the Federal Home Loan Bank of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit, the amount of which is re-set annually, is based on the amount of capital stock of the Federal Home Loan
Bank of Des Moines owned by AmerUs Life, which supported a borrowing capacity of $33.4 million as of September 30, 1997. Interest is payable at a current rate at the time of any advance. As of September 30, 1997, AmerUs Life had a $25 million open secured line of credit with none outstanding.

     AmerUs Life may also obtain liquidity through sales of investments or borrowings collateralized by their investment portfolios. AmerUs Life's investment portfolio as September 30, 1997 had a carrying value of $4.1 billion including Closed Block investments. As of September 30, 1997 fixed maturity securities were $3.3 billion, or 81.7% of invested assets, with public and private fixed maturity securities constituting $3.0 billion or 73%, and $327.8 million, or 8%, of invested assets, respectively.

     At September 30, 1997, the statutory surplus of AmerUs Life was $305.7 million. Management believes that this level of statutory capital is more than adequate as this level is significantly in excess of required levels.

     In the future, in addition to cash flows from operations and AmerUs Life's borrowing capacity, AmerUs Life would anticipate obtaining its required capital from the Company as the Company has access to the public markets.

     The Company does not believe that inflation has had a material effect on its consolidated results of operations.

     Interest rate changes may have temporary effects on the sale and profitability of the annuities and life insurance products offered by AmerUs Life. For example, if interest rates rise, competing investments (such as annuities or life insurance products offered by AmerUs Life's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of AmerUs Life's products until AmerUs Life increases the interest rate credited to owners of its annuities and life insurance products. In contrast, as interest rates fall, AmerUs Life attempts to adjust its credited rates to compensate for the corresponding decline in reinvestment rates. AmerUs Life monitors interest rates and sells annuities and life insurance policies that permit flexible responses to interest rate changes as part of AmerUs Life's management of interest spreads. However, the profitability of AmerUs Life's products is not based solely upon interest rate spreads but also on persistency, mortality and expenses.

     AmerUs Life manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of AmerUs Life's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and AmerUs Life's net investment income increases or decreases in a direct relationship with interest rate changes.

     Although all of its assets support all of its liabilities, AmerUs Life has developed an asset/liability management approach with separate investment portfolios for major product lines such as traditional life, universal life and annuities. Investment policies and strategies have been established based on the specific characteristics of each product line. The portfolio investment policies and strategics establish asset duration, quality and other guidelines. AmerUs Life utilizes analytical systems to establish an optimal asset mix for each line of business. AmerUs Life seeks to manage the asset/liability mismatch and the associated interest rate risk through active management of the investment portfolio. Financial, actuarial, investment, product development and product marketing professionals work together throughout the product development, introduction and management phases to jointly develop and implement product features, initial and renewal crediting strategies, and investment strategies based on extensive modeling of a variety of factors under a number of interest rate scenarios.

     Inforce reserves and the assets allocated to each segment are modeled on a regular basis to analyze projected cash flows under a variety of economic scenarios. The result of this modeling is used to modify asset allocation, investment portfolio duration and convexity and renewal crediting strategies. AmerUs Life does invest in collaterized mortgage obligations as part of its basic portfolio strategy, but uses other types of derivatives only as a hedge against the effects of interest rate fluctuations or to synthetically alter the investment characteristics of specific assets.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

     Following a court-initiated mediation process, AmerUs Life and the plaintiffs have entered into a nation-wide class settlement of certain market conduct issues for a substantial block of its policies. On September 16, 1997, the court entered an order approving the certification of the class and the fairness of the settlement.

     Due to the potential that a settlement may be reached in this case, AmerUs Life incurred a significant charge to income in the third quarter of 1996. Based upon estimates of the range of loss at between five and eight million dollars, AmerUs Life has established a reserve of five million dollars. The eventual costs of the settlement cannot be precisely determined at this time, and may be more or less than the amount of the range.

     Despite AmerUs Life's vigorous defense of these class action lawsuits and its denial of any wrongdoing, there can be no assurance that the outcome of such lawsuits will not have a material adverse effect on the life insurance industry generally or on AmerUs Life.

     In the ordinary course of business, AmerUs Life and its subsidiaries are also engaged in certain other litigation, none of which management believes is material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

     (b) The following report on Form 8-K was filed during the quarter ended September 30, 1997:

          (i)  None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: November 11, 1997                AMERUS LIFE HOLDINGS, INC.



                                        By/s/ Michael E. Sproule
                                        -------------------------------------
                                        Executive Vice President and CFO
                                        (Chief Financial Officer)


                                        By/s/ Michael G. Fraizer
                                        -------------------------------------
                                        Senior Vice President -
                                        Controller and Treasurer
                                        (Principal Accounting Officer)

                                  AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES
                             INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
------------------  --------------------
2.1*   Plan of Reorganization dated October 27, 1995.
2.2#   Amended and Restated Agreement and Plan of Merger, dated as of September
       19, 1997 and as amended and restated as of October 8, 1997, by and among the Registrant, AFC Corp. and AmVestors Financial Corporation
       ("AmVestors").
3.1    Amended and Restated Articles of Incorporation of the Company filed as
       Exhibit 3.5 to the registration statement of the Company on Form S-1,
       Registration Number 333-12234, is hereby incorporated by reference.
3.2*   Bylaws of the Company.
4.1    Amended and Restated Trust Agreement dated as of February 3, 1997 among the Company, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as exhibit 3.6 to the registration statement of the Company and
       AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.
4.2    Indenture dated as of February 3, 1997 between the Company and Wilmington
       Trust Company relating to the Company's 8.85% Junior Subordinated
       Debentures, Series A, filed as exhibit 4.1 to the registration statement of the Company and AmerUs Capital I on Form S-1, Registration Number,
       333-13713, is hereby incorporated by reference.
4.3    Guaranty Agreement dated as of February 3, 1997 between the Company, as guarantor and Wilmington Trust Company, as trustee, relating to the
       8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as exhibit 4.4 on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
5.1#   Opinion of Joseph K. Haggerty, Esq., General Counsel of the Registrant,
       as to the legality of securities being registered.
8.1#   Opinion of Skaddeen, Arps, Slate, Meagher & Flom LLP, as to certain federal income tax matters.
8.2#   Opinion of Bryan Cave LLP, as to certain federal income tax matters.
10.1   Amended and Restated Intercompany Agreement dated as of December 1,
       1996, among American Mutual Holding Company, AmerUs Group Co. and the
       Company.  Filed as Exhibit 10.81 to the company's registration statement on Form S-1, Registration Number 333-12237, is hereby incorporated by reference.
10.2*  Joint Venture Agreement, dated as of March 8, 1996, between American
       Mutual Insurance Company and Ameritas Life Insurance  Corp., and First
       Amendment thereto dated as of April 1, 1996 between American Mutual Life
       Insurance Company and Ameritas Life Insurance Corp.
10.3*  Management and Administrative Service Agreement, dated as of April 1,
       1996, among American Mutual Life Insurance Company, Ameritas Variable
       Life Insurance Company and Ameritas Life Insurance Corp.
10.4*  Agreement and Plan of Merger, dated as of August 24, 1994, between
       Central Life Assurance Company and American Mutual Life Insurance
       Company.
10.5*  Line of Credit Application and Approval, dated February 28, 1996 and
       April 22, 1996, respectively, between American Mutual Life Insurance
       Company and Federal Home Loan Bank of Des Moines.
10.6*  All*AmerUs Supplemental Executive Retirement Plan, effective January 1,
       1996.
10.7*  American Mutual Life Insurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995).
10.8*  Central Life Assurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995).
10.9*  Management Incentive Plan.
10.10* AmerUs Life Insurance Company Performance Share Plan.
10.11* AmerUs Life Stock Incentive Plan.
10.12* Employment Agreement, dated February 1, 1995, between American Mutual
       Life Insurance Company and Sam C. Kalainov.
10.13* AmerUs Life Non-Employee Director Stock Plan.
10.14* Modification of Real Estate Contract, dated as of July 1, 1996, between
       AmerUs Life Insurance Company and AmerUs Properties, Inc.
10.15* Asset Management and Disposition Agreement, dated January 3, 1995, between American Mutual Life Insurance Company and Central Properties,
       Inc. (now AmerUs Properties, Inc.).
10.16* Management Contract, dated January 1, 1993, between Central Life
       Assurance Company and Central Properties, Inc. (now AmerUs Properties,
       Inc.).
10.17* Management Contract, dated November 1, 1994, between American Mutual
       Life Insurance Company and CPI Resource Group (now AmerUs Group Co.).
10.18* Management Contract, dated January 1, 1993, between Central Life
       Assurance Company and Central Properties, Inc. (now AmerUs Properties,
       Inc.).
10.19* Management Contract, dated January 1, 1995, between American Mutual Life
       Insurance Company and Central Properties, Inc. (now AmerUs Properties,
       Inc.).
10.20* Management Contract, dated July 1, 1994, between Central Life Assurance
       Company and CPI Resource Group (now AmerUs Group Co.).
10.21* Management Contract, dated February 1, 1994, between Central Life
       Assurance Company and Central Properties, Inc. (now AmerUs Properties,
       Inc.).
10.22* Management Contract, dated May 1, 1994, between Central Life Assurance
       Company and Central Properties, Inc. (now AmerUs Properties, Inc.).
10.23* Management Contract, dated February 1, 1994, between Central Life
       Assurance Company and Central Properties, Inc. (now AmerUs Properties,
       Inc.).
10.24* Management Contract, dated January 4, 1994, between Central Life
       Assurance Company and CPI Resource Group (now AmerUs Group Co.).
10.25* Management Contract, dated November 1, 1994, between American Mutual
       Life Insurance Company and CPI Resource Group (now AmerUs Group Co.).
10.26* Lease - Business Property, dated December 1, 1995, between American
       Mutual Life Insurance Company and AmerUs Leasing.
10.27* Lease - Business Property, dated January 1, 1996, between American
       Mutual Life Insurance Company and AmerUs Bank.
10.28* Lease - Business Property, dated January 1, 1996, between American
       Mutual Life Insurance Company and AmerUs Bank.
10.29* Lease - Business Property, dated January 1, 1996, between American
       Mutual Life Insurance Company and AmerUs Bank.
10.30* Lease - Business Property, dated January 1, 1996, between American
       Mutual Life Insurance Company and AmerUs Group.
10.31* Lease - Business Property, dated January 1, 1996, between American
       Mutual Life Insurance Company and AmerUs Group.
10.32* Assumption and Amendment of Lease Agreement, dated as of November 27,
       1993 among Central Life Assurance Company, Midland Savings Bank FSB (now
       AmerUs Bank) and Midland Financial Mortgages, Inc. (now AmerUs Mortgage,
       Inc.).
10.33* Form of Indemnification Agreement executed with directors and certain officers.
10.34* Amended and Restated Agreement and Certificate of Limited Partnership of
       CPI Housing Partners I, L.P., dated as of September 1, 1995, among
       AmerUs Properties, Inc., American Mutual Life Insurance Company and
       American Mutual Affordable Housing Partners, L.P.
10.35* Amended and Restated Agreement of Limited Partnership of American Mutual
       Affordable Housing Partners, L.P., dated as of September 1, 1995, among
       GrA Partners Joint Venture, AmerUs Properties, Inc., American Mutual
       Life Insurance Company, NCC Polar Company and NCC Orion Company.
10.36* Amended and Restated Agreement and Certificate of Limited Partnership of
       65th & Vista, L.P., dated as of September 1, 1995, among AmerUs
       Properties, Inc., American Mutual Life Insurance Company and American
       Mutual Affordable Housing Partners, L.P.
10.37* Amended and Restated Agreement and Certificate of Limited Partnership of
       60th & Vista, L.P., dated as of September 1, 1995, among I.R.F.B. Joint
       Venture, American Mutual Life Insurance Company and American Mutual
       Affordable Housing Partners, L.P.
10.38* Certificate of Limited Partnership and Limited Partnership Agreement of
       CPI Housing Partners II, L.P., dated March 27, 1995, between Central
       Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life
       Insurance Company.
10.39* Amended and Restated Agreement and Certificate of Limited Partnership of
       API Housing Partners III, L.P., dated as of March 1, 1996, among AmerUs
       Properties, Inc., American Mutual Life Insurance Company, American
       Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc.
10.40* Certificate of Limited Partnership and Limited Partnership Agreement of
       API Housing Partners IV, L.P., dated as of June 1995, between AmerUs
       Properties, Inc. and American Mutual Life Insurance Company.
10.41* Amended and Restated Agreement and Certificate of Limited Partnership of
       API Housing Partners V, L.P., dated as of March 1, 1996, among AmerUs
       Properties, Inc., American Mutual Life Insurance Company, American
       Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc.
10.42* Amended and Restated Agreement and Certificate of Limited Partnership of
       API-Chimney Ridge Partners, L.P., dated as of March 1, 1996, among
       AmerUs Properties, Inc., American Mutual Life Insurance Company,
       American Mutual Affordable Housing Partners II, L.P. and AmerUs
       Management, Inc.
10.43* Certificate of Limited Partnership and Limited Partnership Agreement of
       API Housing Partners VI, L.P., dated as of October 10, 1995, between
       AmerUs Properties, Inc. and American Mutual Life Insurance Company.
10.44* Certificate of Limited Partnership and Limited Partnership Agreement of
       86th & Meredith Associates, L.P., dated as of  February 14, 1995, between Central Properties, Inc. (now AmerUs Properties, Inc.) and
       American Mutual Life Insurance Company.
10.45* Certificate of Limited Partnership and Limited Partnership Agreement of
       Altoona Meadows Investors, L.P., dated as of February 22, 1995, between
       KPI Investments, Inc. and Dennis Galeazzi.
10.46* First Amendment to the Certificate of Limited Partnership and Limited
       Partnership Agreement of Altoona Meadows Investors, L.P., dated as of
       September 28, 1995, between KPI Investments, Inc. and American Mutual
       Life Insurance Company.
10.47* Loan Servicing Agreement, dated August 1, 1990, between Central Life
       Assurance Company and Midland Financial Mortgages, Inc. (now AmerUs
       Mortgage), filed as Exhibit 10.30 to Central Resource Group, Inc.'s
       Registration Statement on Form S-1, Registration No. 33-48359, filed on June 4, 1992.
10.48* Construction Loan Servicing Agreement, dated November 20, 1995, between
       American Mutual Life Insurance Company and AmerUs Properties, Inc.
10.49* Servicing Agreement, dated March 1996, between American Mutual Life
       Insurance Company and AmerUs Properties, Inc.
10.50* Loan Servicing Agreement, dated September 1, 1994, between Central Life
       Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank).
10.51* Miscellaneous Services Agreement, dated as of January 1, 1996, among
       American Mutual Life Insurance Company, AmerUs Group Co., AmerUs Bank,
       AmerUs Mortgage, Inc., Iowa Realty Co., Inc., Midland Homes, Inc., Iowa
       Title Company, AmerUs Insurance, Inc., and AmerUs Finance Inc.
10.52* Amendment to Service Agreement, dated as of May 1, 1996, between
       American Mutual Life Insurance Company and AmerUs Bank.
10.53* Data Processing Service Agreement, dated November 1, 1989, between
       Central Life Assurance Company and Midland Financial Savings and Loan
       Association (now AmerUs Bank), filed as Exhibit 10.29 to Central
       Resource Group, Inc.'s Registration Statement on Form S-1,
       Registration No. 33-48359, filed on June 4, 1992.
10.54* First Amendment to Data Processing Service Agreement, dated as of
       September 30, 1990, between Central Life Assurance Company and Midland
       Savings Bank FSB (now AmerUs Bank).
10.55* Second Amendment to Data Processing Service Agreement, dated as of May 1,
       1991, between Central Life Assurance Company and Midland Savings Bank
       FSB (now AmerUs Bank).
10.56* Third Amendment to Data Processing Service Agreement, dated as of
       October 1, 1991, between Central Life Assurance Company and Midland
       Savings Bank, FSB (now AmerUs Bank).
10.57* Fourth Amendment to Data Processing Service Agreement, dated as of
       January 2, 1992, between Central Life Assurance Company and Midland
       Savings Bank, (now AmerUs Bank).
10.58* Fifth Amendment to Data Processing Service Agreement, dated as of June
       1, 1993, between Central Life Assurance Company and Midland Savings Bank
       FSB (now AmerUs Bank).
10.59* Sixth Amendment to Data Processing Service Agreement, dated as of
       September 1, 1995, between American Mutual Life Company and AmerUs Bank.
10.60* Seventh Amendment to Data Processing Service Agreement, dated as of
       January 1, 1996, between American Mutual Life Insurance Company and
       AmerUs Bank.
10.61* Data Processing Support Services Agreement, dated as of July 1, 1993, between Central Life Assurance Company and Midland Savings Bank, FSB
       (now AmerUs Bank).
10.62* Miscellaneous Services Agreement, dated as of February 5, 1992, between
       Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs
       Bank).
10.63* Investment Management Agreement, dated as of August 15, 1992, between
       Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs
       Bank).
10.64* Disbursement Services Agreement, dated as of April 15, 1995, between
       American Mutual Life Insurance Company and Midland Savings Bank FSB (now
       AmerUs Bank).
10.65* Purchase Agreement, dated as of June 28, 1996, between AmerUs Life
       Insurance Company and AmerUs Bank.
10.66* Brokerage Contract dated January 1, 1995, between American Mutual Life
       Insurance Company and Midland Investment Services, Inc. (now AmerUs
       Investments, Inc.).
10.67* Servicing Agreement, dated March 1, 1992, between Central Life Assurance
       Company and Midland Investment Services, Inc. (now AmerUs Investments,
       Inc.).
10.68* Tax Allocation Agreement dated as of November 4, 1996.
10.69* Amended and Restated Articles of Limited Partnership of T.L.B. Limited
       Partnership, undated, among F. Barry Tapp, Lartnec Investment Co.,
       Michael H. Taylor, Michael Longley and Michael A. Hammond, along with a
       Memorandum of Understanding Regarding Assignments of Partnership
       Interests dated December 21, 1988 and three corresponding Assignments of
       Partnership Interest dated December 6, 1988 wherein Central Life
       Assurance Company is Assignee, and an Assignment of Partnership
       Interest of T.L.B. Limited Partnership dated December 29, 1995, between
       Lartnec Investment Co. and AmerUs Properties, Inc.
10.70* Assignment of Partnership Interest of T.L.B. Limited Partnership, dated
       December 28, 1994, between Lartnec Investment Co. and Central Properties,
       Inc. (now AmerUs Properties, Inc.) and Assignment of Limited Partnership
       Interest of T.L.B. Limited Partnership, dated December 30, 1995, between
       American Mutual Life Insurance Company and AmerUs Properties, Inc.
10.71* Limited Partnership Agreement of South 19th Limited Partnership, dated
       December 30, 1985, among Lartnec Investment Co., F. Barry Tapp and
       Michael H. Taylor, along with a Memorandum of Understanding Regarding
       Assignments of Partnership Interests dated December 21, 1988 and three corresponding Assignments of Partnership Interest dated December 6,
       1988 wherein Central Life Assurance Company is Assignee, and an
       Assignment of Partnership Interest of South 19th Limited Partnership
       dated December 29, 1995, between Lartnec Investment Co. and AmerUs
       Properties, Inc.
10.72* Assignment of Partnership Interest of South 19th Limited Partnership,
       dated December 28, 1994, between Lartnec Investment Co. and Central
       Properties, Inc. (now AmerUs Properties, Inc.) and Assignment of
       Partnership Interest of South 19th Limited Partnership, dated December
       30, 1995, between American Mutual Life Insurance Company and AmerUs
       Properties, Inc.
10.73* Limited Partnership Agreement of Theater Project Limited Partnership
       dated March 15, 1985, among Tapp Management, Inc., Tapp Management Co.,
       Ltd., Michael Longley, Michael A. Hammond and Gary L. Wood along with an
       Amendment to Certificate of Limited Partnership, dated August 22, 1986, and an Assignment of Limited Partnership Interest, dated November 15,
       1992, between F. Barry Tapp and Tapp Development Co., Ltd., and an
       Amended Certificate of Limited Partnership dated December 24, 1992.
10.74* Assignment of Limited Partnership Interest of Theater Project Limited
       Partnership, dated December 30, 1995, between American Mutual Life
       Insurance Company and AmerUs Properties, Inc.
10.75* Certificate of Limited Partnership and Limited Partnership Agreement of
       Lagos Vista Limited Partnership, dated August 10, 1994, between Central
       Properties, Inc. (now AmerUs Properties, Inc.) and Central Life
       Assurance Company.
10.76* Joint Venture Agreement, dated July 30, 1980, between F. Barry Tapp and
       Lartnec Investment Co., along with an Assignment by F. Barry Tapp of
       Interest in Tapp & LICO Properties, dated December 24, 1981, between F.
       Barry Tapp and Tapp Development  Co., Ltd., an Assignment of
       Partnership Interest, dated December 6, 1988, between Tapp Development
       Co., Ltd. and Central Life Assurance Company and an Assignment of Joint
       Venture Interest of Tapp and LICO Properties, dated December 29, 1995, between Lartnec Investment Co. and AmerUs Properties, Inc.
10.77* Assignment of Joint Venture Interest of Tapp and LICO Properties, dated
       December 28, 1994, between Lartnec Investment Co. and Central
       Properties, Inc. (now AmerUs Properties, Inc.) and Assignment of Joint
       Venture Interest of Tapp and LICO Properties, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties,
       Inc.
10.78* Joint Venture Agreement, dated December 30, 1980, between MBT, Ltd. and
       Lartnec Investment Co., along with an Assignment by F. Barry Tapp of
       Interest in MBT, Ltd., dated December 24, 1981, between F. Barry Tapp and Tapp Development Co., Ltd., an Assignment by Michael H. Taylor of
       Interest in MBT, Ltd., dated December 23, 1981, between Michael H.
       Taylor and Tapp Development Co., Ltd., an Assignment of Limited
       Partnership interest, dated December 6, 1988, between Tapp Development
       Co., Ltd. and Central Life Assurance Company, and an Assignment of Joint
       Venture Interest of Round Rock Outlet, Ltd., dated December 29, 1995, between Lartnec Investment Co. and AmerUs Properties, Inc.
10.79* Assignment of Joint Venture Interest of Round Rock Outlet, Ltd., dated
       December 28, 1994, between Lartnec Investment Co. and Central Properties,
       Inc. (now AmerUs Properties, Inc.) and Assignment of Joint Venture
       Interest of Round Rock Outlet, Ltd., dated December 30, 1995, between
       American Mutual Life Insurance Company and AmerUs Properties, Inc.
10.80* Revolving Credit and Term Loan Agreement, dated as of December 1996, among the Company, certain Signatory Banks thereto and The Chase
       Manhattan Bank, Note issued by the Company and Borrower Pledge Agreement.
10.81# Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly owned subsidiary of the Registrant and Delta Life Corporation, filed as Exhibit 2.2 to the Registrant's current report on Form 8-K on October 8, 1997, is hereby incorporated by reference.
10.82# Purchase Agreement between AmerUs Life and AmerUs Bank dated March 5,
       1997 relating to the sale of certain loans.
10.83# Letter Agreement dated as of March 1, 1997 between AmerUs Life and
       AmerUs Mortgage relating to the purchase of residential mortgage loans, together with an amendment thereto dated March 11, 1997.
10.84# Credit Agreement, dated as of October 23, 1997, among the Registrant,
       Various Lender Institutions, the Co-Arrangers and The Chase Manhattan
       Bank, as Administrative Agent.
10.85# Coinsurance Agreement, effective February 1, 1996, between Delta Life and Annuity Company and London Life Reinsurance Company.
11     Statement Regarding Computation of Per Share Earnings.
21.1#  List of Subsidiaries of the Registrant.
23.1#  Consent of KPMG Peat Marwick LLP.
23.2#  Consent of Deloitte & Touche, LLP.
23.3#  Consent of Person About to Become a Director.
27     Financial Data Schedule.

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

# Previously filed and identified with the same exhibit number in the Company's Registration Statement on Form S-4, filed November 11, 1997, and is hereby incorporated by reference.