Form 10-K
period 1997-12-31
AMERUS LIFE HOLDINGS INC
filed 1998-03-26
CIK 1022827

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark one)/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1997

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the Transition Period from         to

                    Commission file number: 0-21459

                           AMERUS LIFE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Iowa                                              42-1459712
State of other jurisdiction of incorporation             (I.R.S. Employer
or organization                                         Identification Number)

                 699 Walnut Street, Des Moines, Iowa 50309-2407
                ------------------------------------------------
                    (Address of principal executive offices)
                        Telephone number: (515) 362-3600

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class                          Name of Exchange on Which Registered
--------------                          ------------------------------------
Class A Common Stock (no par value)          New York Stock Exchange

          Securities registered pursuant to section 12(g) of the Act:

     Title of each class
                  8.85% Capital Securities, Series A issued by
AmerUs Capital I, a subsidiary trust
                         Class A Common Stock Warrants
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days./x/ yes / / no

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     /x/

The aggregate market value of voting stock held by Non-affiliates of the Company on February 28, 1998 was $566,194,000

     The number of shares outstanding of each of the registrant's classes of common stock on February 28, 1998 was as follows:

Class A, Common Stock        29,734,918 shares
Class B, Common Stock         5,000,000 shares

Documents incorporated by reference
Notice of 1998 Annual Meeting of Shareholders and Proxy Statement
(incorporated into Part III)

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR
FOR FORWARD-LOOKING STATEMENTS. A NUMBER OF MATTERS AND SUBJECT AREAS DISCUSSED IN THE SECTIONS ENTITLED "BUSINESS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT ARE NOT LIMITED TO HISTORICAL OR CURRENT FACTS AND DEAL WITH POTENTIAL FUTURE CIRCUMSTANCES AND DEVELOPMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED OR PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (I) HEIGHTENED COMPETITION, INCLUDING THE ENTRY OF NEW COMPETITORS AND THE DEVELOPMENT OF NEW PRODUCTS BY COMPETITORS; (II) ADVERSE STATE AND FEDERAL LEGISLATION AND REGULATION, INCLUDING INCREASES IN MINIMUM CAPITAL AND RESERVES, AND OTHER FINANCIAL VIABILITY REQUIREMENTS AND ADDITIONAL REGULATIONS OF INSURANCE MUTUAL HOLDING COMPANIES; (III) FAILURE TO MAINTAIN EFFECTIVE DISTRIBUTION CHANNELS IN ORDER TO OBTAIN NEW CUSTOMERS OR FAILURE TO RETAIN EXISTING CUSTOMERS; (IV) INABILITY TO CARRY OUT MARKETING AND SALES PLANS, INCLUDING, AMONG OTHERS, CHANGES TO CERTAIN PRODUCTS AND ACCEPTANCE OF THE REVISED PRODUCTS IN THE MARKET; (V) LOSS OF KEY EXECUTIVES; (VI) CHANGES IN INTEREST RATES CAUSING A REDUCTION OF INVESTMENT INCOME OR A REDUCTION IN DEMAND FOR CERTAIN OF THE COMPANY'S PRODUCTS; (VII) GENERAL ECONOMIC AND BUSINESS CONDITIONS WHICH ARE LESS FAVORABLE THAN EXPECTED; (VIII) UNANTICIPATED CHANGES IN INDUSTRY TRENDS;
(IX) INACCURACIES IN ASSUMPTIONS REGARDING FUTURE MORBIDITY, PERSISTENCY, MORTALITY AND INTEREST RATES USED IN CALCULATING RESERVE AMOUNTS; (X) ADVERSE CHANGES IN RATINGS ASSIGNED BY RATING AGENCIES; (XI) CHANGES IN TAX LAWS WHICH NEGATIVELY AFFECT DEMAND FOR THE COMPANY'S PRODUCTS OR THE APPLICABILITY OF CERTAIN TAXES TO THE COMPANY (INCLUDING 1998 TAX PROPOSALS OF THE CLINTON ADMINISTRATION RELATING TO ANNUITIES); (XII) WITH RESPECT TO COST SAVINGS THAT ARE EXPECTED TO BE REALIZED FROM, AND COSTS ASSOCIATED WITH THE RECENT ACQUISITIONS OF DELTA LIFE CORPORATION ("DELTA") AND AMVESTORS FINANCIAL CORPORATION ("AMVESTORS"), THE FOLLOWING POSSIBILITIES: (A) THE ESTIMATED COST SAVINGS TO BE REALIZED THROUGH COMBINING CERTAIN FUNCTIONS OF THE COMPANY, DELTA AND AMVESTORS TO ELIMINATE REDUNDANCIES AND BETTER SERVE THE COMBINED COMPANY'S CUSTOMERS, AND REDUCTIONS IN STAFF CANNOT BE FULLY REALIZED BECAUSE THE CHANGES ARE NOT MADE OR UNANTICIPATED ADDED COSTS ARE INCURRED; AND (B) COSTS OR DIFFICULTIES RELATED TO THE INTEGRATION OF THE BUSINESSES OF DELTA AND AMVESTORS WITH THE COMPANY'S OTHER BUSINESSES ARE GREATER THAN EXPECTED. A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTED RESULTS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS, INCLUDING THOSE SET FORTH ELSEWHERE IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION").

                              PART I
Item 1. Business.

General

     The Company is an insurance holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 49 states, the District of Columbia and the U.S. Virgin Islands. The Company's primary product offerings consist of whole life, universal life and term life insurance policies and fixed annuities. In addition, through a joint venture (the "Ameritas Joint Venture") with Ameritas Life Insurance Corp. ("Ameritas"), the Company's subsidiary, the distribution force of AmerUs Life Insurance Company ("AmerUs Life"), markets fixed annuities issued by Ameritas Variable Life Insurance Company ("AVLIC") and sells AVLIC's variable life insurance and variable annuity products. As of December 31, 1997, the Company had approximately 573,000 life insurance policies and annuity contracts outstanding and individual life insurance in force, net of reinsurance, of approximately $26.7 billion with life insurance reserves of $2.4 billion and annuity reserves of $6.1 billion. As of December 31, 1997, the Company had total assets of $10.3 billion and total shareholders' equity of $928.0 million.

     The Company was formed in 1996 as a result of the creation of the first mutual insurance holding company in the United States, the American Mutual Holding Company ("AMHC"). AMHC owns 100% of AmerUs Group Co. ("AmerUs Group"), the Company's controlling shareholder. On February 3, 1997, the Company received $56.7 million in gross proceeds from a subscription offering and initial public offering of 3,655,989 shares of Class A Common Stock.

     The Company's principal subsidiaries are AmerUs Life, Delta Life Corporation ("Delta") and AmVestors Financial Corporation ("AmVestors"). AmerUs Life was originally incorporated in 1896 as a mutual insurance company under the name Central Life Assurance Society of the United States. Its name was changed to American Mutual Life Insurance Company in 1994 following the merger of American Mutual Life Insurance Company into Central Life Assurance Company. On June 30, 1996, American Mutual Life Insurance Company was converted into a stock life insurance company pursuant to a plan of reorganization involving the formation of AMHC (the "Reorganization") and its name was changed to AmerUs Life.

     AmerUs Life's target customers are individuals in the middle and upper income brackets and small businesses. Its geographic focus is national in scope (except for Connecticut, Maine, New Hampshire, New York and Vermont, in which AmerUs Life is not licensed to do business), and it primarily serves suburban and rural areas. Efforts are currently underway to expand AmerUs Life's territory into the states of Connecticut, Maine, New Hampshire and Vermont. AmerUs Life distributes its products primarily through a combination of career general agency and personal producing general agency ("PPGA") distribution systems, as well as a network of independent brokers. The career general agency system consists of a network of 35 career general agencies, with approximately 570 career agents. The PPGA system is comprised of approximately 425 PPGA's, with approximately 1,100 agents. Variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are marketed through AmerUs Life's distribution systems and the distribution systems of Ameritas and AVLIC, which consist of approximately 160 agents and 540 independent broker-dealers (with approximately 9,000 registered representatives), respectively. As of December 31, 1997, AmerUs Life had approximately 408,000 life insurance policies and annuity contracts outstanding and individual life insurance in force, net of reinsurance, of approximately $26.6 billion.

     On October 23, 1997, the Company acquired all of the outstanding capital stock of Delta for approximately $165 million in cash (the "Delta Acquisition"). The principal asset of Delta is its wholly-owned subsidiary, Delta Life and Annuity Company ("Delta Life"), an Iowa domiciled life insurance company formed in 1955. Delta Life is licensed in the District of Columbia and in all states except New York, and specializes in the sale of individual single and flexible premium deferred annuities, primarily in the southeastern, western, southwestern and midwestern regions of the United States. Sales are made primarily through a network of over 3,300 independent agents. Delta Life's strategy is to target the conservative saver by offering conservative asset management and an innovative product design. Approximately 58% of Delta's 1997 direct collected premiums were derived from retirement-oriented tax-qualified annuities. As of December 31, 1997, Delta Life had approximately 52,000 annuity contracts outstanding.

     On December 19, 1997, the Company acquired AmVestors in a stock exchange valued at approximately $350 million (the "AmVestors Acquisition"). AmVestors' principal operating subsidiaries are American Investors Life Insurance Company, Inc. ("American"), a Kansas domiciled life insurance company licensed in 48 states and the District of Columbia; and Financial Benefit Life Insurance Company ("FBL"), a Kansas domiciled life insurance company doing business in 40 states, the District of Columbia and the U.S. Virgin Islands. AmVestors specializes in the sale of annuity products, further strengthening the Company's presence in the rapidly growing asset accumulation and retirement and savings markets. AmVestors distributes its products through a national network of approximately 7,800 licensed independent agents. As of December 31, 1997, AmVestors had approximately 104,000 annuity contracts outstanding.

     The Delta and AmVestors acquisitions, along with the growth of AmerUs Life, increased the Company's assets from $4.4 billion at December 31, 1996 to $10.3 billion at December 31, 1997.

     As of December 31, 1997, AmerUs Life's claims-paying ability was rated "AA-" (Very high) by Duff & Phelps and "A" (Good) by Standard & Poor's. AmerUs Life is rated "A" (Excellent) by A.M. Best and "A2" (Good) by Moody's. Delta Life's claims-paying ability is rated "AA-" (Very High) by Duff & Phelps and Delta Life is rated "A" (Excellent) by A.M. Best. American's claims-paying ability is rated "A+" (High) by Duff & Phelps and American is rated "A-" (Excellent) by A.M. Best. FBL is rated "B+" (Very good) by A.M. Best and "BBBq" (Adequate) by Standard & Poor's.

     Following the announcement of the acquisition of Delta, Moody's indicated that AmerUs Life, rated "A2" (Good) for financial strength, was under review for possible downgrade. As of March 20, 1998, Moody's has not issued any further statement with respect to AmerUs Life's financial strength rating. Following the announcement of the acquisition of AmVestors, Standard & Poor's placed AmerUs Life's claims-paying ability rating, currently rated "A" (Good), on Credit Watch with negative implications. Standard & Poor's stated that its action was the result of several operational uncertainties. As of March 20, 1998, Standard & Poor's has not issued any further statement with respect to AmerUs Life's claims-paying ability.

     The Company participates in the Ameritas Joint Venture through AmerUs Life's 34% ownership interest in AMAL Corporation, a Nebraska corporation ("AMAL"). AMAL's operations are conducted through AVLIC and Ameritas Investment Corp., a registered broker-dealer ("AIC"), its two wholly-owned subsidiaries, which have been in business since 1983. AVLIC is licensed to conduct business in 46 states and the District of Columbia. AIC is a registered broker-dealer which is licensed to do business in all states except New York. As of December 31, 1997, AMAL had total consolidated assets of $1.5 billion and total consolidated shareholder's equity of $72.0 million on a GAAP basis. AVLIC had $3.8 billion of insurance in force and $45.3 million in surplus as of December 31, 1997, on a
statutory basis.   AmerUs Life's partner in the Ameritas Joint Venture,
Ameritas, is a Nebraska mutual life insurance company which has been in existence for more than 100 years.

      AmerUs Life's investment in the Ameritas Joint Venture affords AmerUs Life access to a line of existing variable life insurance and annuity products while providing a lower-cost entry into an established business, thereby eliminating significant start-up costs and allowing for immediate potential earnings. Under the terms of the Joint Venture Agreement, AmerUs Life has an option to purchase an additional 5% to 15% of AMAL (the "Option") if certain premium growth targets are met. AmerUs Life and Ameritas each have guaranteed the obligations of AVLIC. The guarantee of each party is joint and several, and will remain in effect until certain financial conditions are met.

PRODUCTS

     AMERUS LIFE PRODUCTS

     Traditional life insurance and universal life insurance have accounted for approximately 70% and 30%, respectively, of AmerUs Life's total individual life insurance premiums over the last three years. In addition, AmerUs Life has historically offered a broad line of fixed annuity products.

     The following table sets forth information regarding AmerUs Life's sales activity by product:

                                          Sales Activity by Product
                                            For the Year Ended
                                               December 31,
                                      -------------------------------------
                                   1997             1996         1995
                                    ----           ----           ----
                                              (In thousands)
Individual life insurance:
  Participating whole life         $16,843        $18,253      $20,857
  Universal life                     8,916          7,533        8,047
  Term life                          4,751          2,565        2,717
                                   -------        -------      -------
Total life insurance (A)           $30,510        $28,351      $31,621
                                   =======        =======      =======
Individual annuities (B)(C)        $42,528        $72,797     $191,474
                                   =======        =======     ========

-------------------------------
(A)  Direct first year annualized premiums.

(B)  Direct first year and single collected premiums.

(C) Effective May, 1996, substantially all new sales of individual deferred annuities are made through the Ameritas Joint Venture.

   TRADITIONAL LIFE INSURANCE PRODUCTS. AmerUs Life's traditional life insurance products have a long history of being highly competitive within the industry. Traditional life insurance products include participating whole life and term life insurance products. Participating whole life insurance is designed to provide benefits for the life of the insured. This product generally provides for level premiums and a level death benefit and requires payments in excess of the mortality cost in earlier years to offset increasing mortality costs in later years. AmerUs Life also offers a second to die whole life insurance product which insures two lives and provides benefits upon the death of the second insured. AmerUs Life targets its second to die products primarily to potential customers seeking to achieve estate planning goals.

   AmerUs Life also offers a portfolio of term insurance policies that provide life insurance protection for a specific time period (which generally can be renewed at an increased premium). Such policies are mortality-based and offer no cash accumulation feature. Term life insurance is a highly competitive and quickly changing market. During 1997, AmerUs Life introduced new 10 and 20 year term products. As a result, AmerUs Life's first year annualized premiums for term insurance sales increased 85% from 1996 to 1997.

   Since 1989, AmerUs Life has offered a flexible life insurance product, which is a combination of permanent participating whole life insurance, increasing paid-up additions and decreasing term insurance coverage. These products give policyowners additional flexibility in designing an appropriate combination of permanent and term life insurance coverages to meet their specific needs at varying premium levels.

   For the year ended December 31, 1997, sales of participating whole life and term life insurance products represented 55% and 16%, respectively, of first year annualized premiums for all individual life insurance products sold by AmerUs Life.

   UNIVERSAL LIFE INSURANCE PRODUCTS. AmerUs Life offers universal life insurance products, pursuant to which an insurance account is maintained for each insurance policy. Premiums, net of specified expenses, are credited to the account, as is interest, generally at a rate determined from time to time by AmerUs Life. Specific charges are made against the account for the cost of insurance and for expenses. The universal life policy provides flexibility as to the amount and timing of premium payments and the level of death benefits provided.

   AmerUs Life's universal life insurance products provide benefits for the life of the insured. Within limits established by AmerUs Life and state regulations, policyowners may vary the premiums and the amount of the policy's death benefit as long as there are sufficient policy funds available to cover all policy charges for the coming period. Interest is credited to the policy at a rate determined from time to time by AmerUs Life. During 1997, AmerUs Life introduced a new second to die universal life product for the estate planning market, enhancing universal life production for the year. The weighted average crediting rate for AmerUs Life's universal life insurance liabilities was 6.23% for the year 1997, 6.27% for the year 1996 and 6.46% for the year 1995. For the year ended December 31, 1997, sales of universal life insurance products represented 29% of first year annualized premiums for all individual life insurance products sold by AmerUs Life.

   FIXED ANNUITY PRODUCTS. Historically, AmerUs Life has offered a broad portfolio of fixed annuity products. Annuities provide for the payment of periodic benefits over a specified time period. Benefits may commence immediately or may be deferred to a future date. Fixed annuities generally are backed by a general investment account and credited with a rate of return that is periodically reset.

   Since the formation of the Ameritas Joint Venture in May 1996, the recorded sales of fixed annuity products by AmerUs Life have declined signficantly. However, the majority of AmerUs Life's fixed annuity sales still consist of its Advantage Series of deferred annuities, as was the case prior to the formation of the Ameritas Joint Venture. The Advantage Series consists of three products comprised of two book value annuities, which are fixed annuities, and one market value adjusted annuity, which is a fixed annuity with a market value adjustment feature. Both book value annuities have a first year interest rate guarantee. One of the book value annuities also provides a bonus interest rate for the first year. The market value adjusted annuity has a first year interest guarantee and also provides a bonus interest rate for the first year. In 1997, the Advantage Series accounted for $24 million in first year premiums which represented 56% of AmerUs Life's total fixed annuity production for the year.

   The following table sets forth AmerUs Life's collected premiums for the periods indicated:

                                          Collected Premiums by Product
                                         For the Year Ended December 31,
                                   --------------------------------------------
                                   1997                1996              1995
                                   ----                ----              ----
                                                  (In thousands)
Direct individual life premiums
   collected:
 Traditional life:
 First year & single           $  74,132           $  70,621      $  70,786
 Renewal                         166,847             162,168        153,299
                               ---------           ---------      ---------
       Total                     240,979             232,789        224,085

Universal life:
 First year & single              14,089              14,667         15,451
 Renewal                          73,779              75,632         77,151
                               ---------           ---------      ---------
       Total                      87,868              90,299         92,602

Total direct life                328,847             323,088        316,687
 Reinsurance assumed               1,502               1,425          1,337
 Reinsurance ceded               (13,133)            (12,974)       (13,795)
                               ---------            --------       --------
Total individual life, net of
 reinsurance                     317,216             311,539        304,229

Direct annuity premiums
 collected:
  Individual (A)                  49,706              81,942        197,959
  Group                                -                  50           (665)
                                --------            --------       --------
       Total annuities            49,706              81,992        197,294
  Reinsurance ceded                 (373)               (544)          (853)
                                --------            --------       --------

Total annuities, net of
   reinsurance                    49,333              81,448        196,441

Total group life, net of
   reinsurance (B)                  (107)              2,182          6,634

Total accident & health, net
   of reinsurance (C)                167                 211            264
                                --------            --------       --------
Total collected premiums,
   net of reinsurance           $366,609            $395,380       $507,568
                                ========            ========       ========

-----------------

(A) Effective May 1996, substantially all new sales of individual deferred annuities are made through the Ameritas Joint Venture.

(B) AmerUs Life sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

(C) AmerUs Life sold substantially all of its accident and health business in 1991 and is no longer actively marketing this line of business.


   The following table sets forth information regarding AmerUs Life's life insurance and annuities in force for each date presented:

                                 Life Insurance and Annuities in Force
                                           As of December 31,
                                 1997           1996           1995
                                 ----           ----           ----
                                       (Dollars in thousands)
Individual life insurance:
   Traditional
     Number of policies               250,253     255,441        261,224
     GAAP life reserves            $1,305,858  $1,207,656     $1,120,799
     Face amounts                 $17,807,000 $16,882,000    $16,600,000
   Universal life
     Number of policies               117,394     120,277        121,619
     GAAP life reserves              $851,841    $820,250       $784,363
     Face amounts                 $12,097,000 $12,206,000    $12,211,000
   Total life insurance
     Number of policies               367,647     375,718        382,843
     GAAP life reserves            $2,157,699  $2,027,906     $1,905,162
     Face amounts                 $29,904,000 $29,088,000    $28,811,000
   Annuities (A):
     Number of policies                40,256      56,467         56,054
     GAAP reserves                 $1,245,259  $1,363,484     $1,466,752
   Group life insurance (B):
     Number of lives                   20,974      29,801         32,724
     Face amounts                    $602,000    $815,000       $829,000

(A) Effective May 1996, substantially all new sales of individual deferred annuities are made through the Ameritas Joint Venture.

(B) AmerUs Life sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

   SPONSORED PRODUCTS. AmerUs Life also derives fee income from the sale of various sponsored products through its career general agency and PPGA distribution systems under co-marketing arrangements with leading insurance providers for such products. Such sponsored products include individual long-term disability and group life, health and dental insurance products.

   DELTA PRODUCTS

     Delta specializes in the sale of deferred fixed and equity index annuities to individuals.

     The following table sets forth information regarding Delta's sales activity by product:

                                Direct First Year and Single Collected Premiums
                                         For the Year Ended December 31,
                                 --------------------------------------------------
                                    1997                1996            1995
                                    ----                ----            ----
                                               (In thousands)
Deferred fixed annuity            $120,172            $147,917        $270,337
Equity index annuity                41,939              98,612               -
Immediate annuity                    4,833               8,037           6,675
                                  --------            --------        --------
                                  $166,944            $254,566        $277,012
                                  ========            ========        ========

     Delta's product offerings differ from those of many of its competitors in two ways. First, Delta offers an interest rate crediting strategy on almost all of its single and flexible premium deferred annuities that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees. In addition, these policies offer a lifetime guaranteed minimum interest crediting rate and an annual guaranteed interest crediting rate. Second, Delta's current investment policy provides for no less than 70% of policyowners' assets be invested in securities issued, secured or guaranteed by the U.S. Government, government agencies or government instrumentalities. The balance of these funds is invested primarily in investment grade corporate bonds and commercial mortgages.

     In 1996, Delta introduced and commenced marketing two single premium equity index annuity products that are based either on Standard & Poor's 500 Composite Stock Price Index -Registered Trademark- or a basket of five international stock market indices from France, Germany, Japan, Switzerland and the United Kingdom. Earnings credited to these products are linked to increases in the anniversary date values of the applicable index, less management fees. The policyowner is guaranteed to receive at least 110% of the original premium at the end of the seven year term of the policy, assuming no withdrawals.

     The following table sets forth information regarding Delta's annuities in force for each date presented:

                                                 Annuities in Force
                                                 As of December 31,
                                       ---------------------------------------------
                                          1997           1996            1995
                                          ----          ----             ----
                                               (Dollars in thousands)
  Deferred fixed annuities
     Number of policies                 46,144          47,275          48,824
     GAAP reserves                  $1,608,105      $1,611,219      $1,536,911
  Equity index annuities
     Number of policies                  4,862           3,226               -
     GAAP reserves                    $153,121         $99,612         $     -
 Immediate annuities
     Number of policies                  1,396           1,267           1,120
     GAAP reserves                     $47,697         $43,469         $35,323

     AMVESTORS PRODUCTS

     AmVestors specializes in the sale of fixed deferred annuity products to individuals.

     The following table sets forth information regarding AmVestors' annuity sales activity by product:

                                                   Annuity Premiums
                                             For the Year Ended December 31,
                                            ------------------------------------------
                                          1997           1996           1995
                                          ----           ----           ----
                                                   (In thousands)
     Deferred fixed annuity           $567,340        $411,880     $338,835
     Immediate annuity                 $15,064         $11,845      $10,765
                                      --------        --------     --------
                                      $582,404        $423,725     $349,600
                                      ========        ========     ========

     During each of the past three years, sales of deferred annuities have accounted for approximately 97% of AmVestors' premiums received, while sales of single premium immediate annuities and flexible premium universal life insurance have accounted for virtually all remaining premiums received. As of December 31, 1997, AmVestors had total annuity reserves of $3.1 billion.

     AmVestors' deferred annuities have an initial credited interest rate guaranteed for a period of one to five years. Following the initial guarantee period, AmVestors may adjust the credited interest rate annually, subject to the guaranteed minimum interest rates specified in the contracts. Such minimum guaranteed rates currently range from 3% to 6%.

     AmVestors designs its products and directs its marketing efforts towards the savings and retirement market. Historically, the 50 and older age group has accounted for over 86% of all annuity premiums received by AmVestors. AmVestors continues to target this age group because management believes that as this group ages, it will have an increasing interest in saving for retirement, nursing home care and unanticipated medical costs. The portfolio of products is continuously reviewed with new plans added and others discontinued in an effort to remain competitive.

     The following table sets forth information regarding AmVestors' annuities in force for each date presented:

                                                Annuities in Force
                                                As of December 31,
                                       ----------------------------------------
                                     1997              1996             1995
                                     ----              ----             ----
                                                (Dollars in thousands)
     Deferred fixed annuities
        Number of policies          100,159         100,672            100,744
        GAAP reserves            $2,993,245      $2,773,036         $2,026,337
     Immediate annuities
        Number of policies            4,066           4,048              3,963
        GAAP reserves               $86,793         $86,020            $55,679

     AMERITAS JOINT VENTURE PRODUCTS

     The Ameritas Joint Venture offers fixed annuity products which are substantially similar to AmerUs Life's Advantage Series products. In addition, the Ameritas Joint Venture offers, through AVLIC, flexible premium and single premium variable universal life insurance products and variable annuities. Variable products provide for allocation of funds to a general account or to one or more separate accounts under which the owner bears the investment risk. Through AVLIC's fund managers, owners of variable annuities and life insurance policies are able to choose from a range of investment funds offered by each manager.

     Under the terms of the Joint Venture Agreement governing the Ameritas Joint Venture, AmerUs Life and Ameritas write their new single and flexible premium deferred fixed annuities and variable annuities and variable life insurance through the Ameritas Joint Venture. AmerUs Life has retained the right to continue to issue replacement business to its fixed annuity customers in existence prior to the effective date of the Joint Venture Agreement.

     The variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are distributed through AmerUs Life's career general agency and PPGA distribution systems, as well as through the distribution systems of Ameritas and AVLIC.

     In response to customer demand, AmerUs Life developed an equity index annuity which it began offering through the Ameritas Joint Venture in the fourth quarter of 1996. An equity index annuity provides a baseline fixed rate of return in addition to the possibility of sharing in a portion of the appreciation realized from an investment in an indexed investment fund, such as the S&P 500 stock index. AmerUs Life retained the right to issue this type of contract to certain of its customers in existence prior to the effective date of the Joint Venture Agreement and through certain other distribution systems. Sales of such products amounted to 15% of AmerUs Life's total fixed annuity production in 1997.

DISTRIBUTION SYSTEMS

     AMERUS LIFE

     AmerUs Life markets its insurance products on a national basis primarily through a career general agency system, a PPGA system, independent insurance brokers and certain of AmerUs Life's affiliates. AmerUs Life currently employs ten regional vice presidents who are responsible for supervising the career general agencies and/or PPGA agents within their assigned geographic regions.

     Under the career general agency system, AmerUs Life enters into a contractual arrangement with the career general agent for the sale of insurance products by the career agents and brokers assigned to the career general agent's agency. The career general agents are primarily compensated by receiving a percentage of the first year commissions paid to career agents and brokers in the career general agent's agency and by renewal commissions on premiums subsequently collected on that business.

     The career general agents are independent contractors and are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training and development of career agents and brokers in their agency. Currently, AmerUs Life has 35 career general agents in 23 states, through which approximately 570 career agents sell AmerUs Life's products. While career agents in the career general agency system are non-exclusive, AmerUs Life believes most agents use AmerUs Life's products for a majority of their new business of the type of products offered by AmerUs Life. No single career general agency accounts for more than 10% of the total first year commissions paid by AmerUs Life.

     Career agents are also independent contractors and are primarily compensated by commissions on first year and renewal premiums collected on business written by them. In addition, career agents can earn bonus commissions, graded by production and persistency on their business.

     AmerUs Life also sells its products through a network of approximately 1,900 insurance brokers in all jurisdictions in which AmerUs Life is licensed to sell insurance. Brokers are independent contractors who sell a variety of insurance products issued by various companies. Brokers operate through the career general agency system but are compensated under a commission structure which is separate from those used for career agents and in the PPGA system.

     Under the PPGA system, AmerUs Life contracts primarily with individuals who are experienced individual agents or head a small group of experienced individual agents. These individuals are independent contractors and are responsible for all of their own expenses. These individuals often sell products for other insurance companies, and may offer selected products of AmerUs Life rather than AmerUs Life's full line of insurance products. The PPGA system is comprised of approximately 425 PPGA's, with approximately 1,100 agents.

     PPGAs are compensated by commissions on first year and renewal premiums collected on business written by themselves and the agents in their units. In addition to a base commission, PPGAs may earn bonus commissions on their business, graded by production and persistency.

     DELTA

     Delta's annuity products are sold through independent agents who are supervised by regional vice presidents and regional directors with specified geographic supervisory responsibilities. The regional vice presidents and regional directors are primarily responsible for recruiting agents and servicing those agents in an effort to promote Delta's products. The regional vice presidents' and regional directors' marketing support activities include informational mailings, seminars, and case consultations, all of which are designed to educate agents about annuities in general and Delta in particular. Regional vice presidents and regional directors are paid a base salary plus incentive compensation based on the business produced by agents within their territory. There are currently ten regional vice presidents and regional directors covering the southeastern, western, southwestern, midwestern, mountain, great lakes, deep south and northeastern regions of the United States.

     The regional vice presidents and regional directors are responsible for over 3,300 licensed, independent agents, who may also sell insurance products for other companies. Of these agents, approximately 1,400 wrote annuity business for Delta in 1997. No single agent was responsible for more than 1.6% of Delta's 1997 annuity premiums. No significant amount of Delta's business is produced by stock brokerage firms, banks or large national insurance brokerage agencies.

     AMVESTORS

     AmVestors endeavors to attract agents to sell its products by offering a broad selection of fixed annuity products and by providing timely, comprehensive services to agents and customers. AmVestors markets its products through independent agents. AmVestors currently has approximately 7,800 independent agents licensed to sell its products. AmVestors also maintains contact with approximately 50,000 agents that are not currently licensed, but have either sold the company's annuities in the past or have expressed an interest in doing so. These agents continue to receive periodic mailings related to interest rate and commission changes, and new product introductions, and are reappointed as required in order to represent AmVestors in selling its products. However, in order to save costs associated with reappointing agents, AmVestors does not automatically relicense an agent that has not written business for twelve months.

     No single agent accounted for more than 1.2% of American's annuity sales in 1997, and no single agent accounted for more than 3.0% of FBL's annuity sales in 1997. AmVestors does not have exclusive agency agreements with its agents and management believes most of these agents sell products, similar to those sold by American and FBL, for other insurance companies.

INSURANCE UNDERWRITING

     AmerUs Life follows detailed, uniform underwriting practices and procedures in its insurance business which are designed to assess risks before issuing coverage to qualified applicants. AmerUs Life has professional underwriters who evaluate policy applications on the basis of information provided by applicants and others.

REINSURANCE

     In accordance with industry practices, AmerUs Life reinsures portions of its life insurance and disability income exposure with unaffiliated insurance companies under traditional indemnity reinsurance arrangements. Such reinsurance arrangements entered into with unaffiliated insurance companies are in accordance with standard reinsurance practices within the industry. As of December 31, 1997, AmerUs Life had reinsurance arrangements in place for life insurance having a face amount of approximately $3.9 billion with 19 unaffiliated reinsurers. All of the companies with which AmerUs Life had life reinsurance arrangements as of such date were rated "A" or better by A.M. Best. As of December 31, 1997, AmerUs Life's top five reinsurers (by face amount reinsured) constituted approximately 76% of the total face amount reinsured by AmerUs Life as of such date. Of these top five reinsurers, four are rated "A+" and the other "A++" by A.M. Best.

     As of December 31, 1997, Delta Life, American and FBL had reinsurance agreements in place for life reinsurance having face amounts of $19.2 million, $197.3 million and $1.5 million, respectively, all with unaffiliated reinsurers. In addition, Delta Life reinsures 50% of its equity index annuity reserves with an unaffiliated reinsurer.

     The Company's subsidiaries enter into indemnity reinsurance arrangements to assist in diversifying their risks and to limit the maximum loss on risks that exceed policy retention limits. AmerUs Life's present maximum retention limit for life insurance policies is $1,000,000 per life insured. Indemnity reinsurance does not fully discharge the Company's obligation to pay claims on business it reinsures. The Company, as the ceding company, remains responsible for policy claims to the extent the reinsurer fails to pay such claims. The Company annually monitors the creditworthiness of its primary reinsurers, and has experienced no material reinsurance recoverability problems in recent years.

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

EMPLOYEES

     As of December 31, 1997, the Company had 692 full-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its relations with employees are satisfactory.

SUBSIDIARIES

     The Company was formed in August, 1996 in connection with the creation of the first mutual insurance holding company in the United States. The Company has four wholly-owned subsidiaries: AmerUs Life, an Iowa life insurance company; Delta, a Tennessee corporation; AmVestors, a Kansas corporation; and AmerUs Capital I, a Delaware business trust. AmerUs Life has two wholly-owned subsidiaries: CLA Assurance Company, an Iowa life insurance company; and American Vanguard Life Insurance Company, an Iowa life insurance company. In addition, AmerUs Life currently owns a 34% interest in AMAL Corporation, through whose wholly-owned subsidiaries the Ameritas Joint Venture operates. Delta has one primary wholly-owned subsidiary, Delta Life, an Iowa life insurance company. AmVestors has two primary wholly-owned subsidiaries: American, a Kansas life insurance company; and FBL, a Kansas life insurance company.

REGULATION

     The Company is indirectly controlled by a mutual insurance holding company, AMHC. Mutual insurance holding companies are subject to regulation by the Iowa Insurance Division. This includes compliance with the Iowa Insurance Holding Company Systems Act. The Iowa Commissioner of Insurance also has jurisdiction over an intermediate holding company, such as the Company, as if it were a mutual insurance holding company.

     AMHC and the Company are also each subject to the Iowa Insurer Supervision, Rehabilitation and Liquidation Act, Iowa Code Chapter 507C. In addition, the assets of AMHC and the Company are available to satisfy claims of AmerUs Life in the event the Iowa Commissioner initiates a proceeding under Chapter 507C. AMHC and the Company may not merge with or be acquired by another entity without approval of the Iowa Commissioner. In addition, in the case of a merger of AMHC with another mutual company, separate approval by the Iowa Attorney General is required.

     In addition to rules establishing the terms and conditions pursuant to which the Iowa Commissioner will approve the sale of stock of an intermediate insurance holding company or a subsidiary stock insurance company resulting from a reorganization pursuant to Iowa law, the Iowa Commissioner has adopted rules that limit the activities and affiliations that are permissible for a mutual insurance holding company. The Iowa Commissioner also has issued rules which, under certain circumstances, require prior approval by the Iowa Commissioner of the issuance of stock by the Company.

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

     AmerUs Life, Delta Life, American and FBL are subject to regulation and supervision by the states in which they transact business. State insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses, transacting business, establishing guaranty fund associations, licensing agents, approving policy forms, regulating sales practices, regulating premium rates for some lines of business, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus, and regulating the type and amount of investments permitted.

     Every state in which the Company's insurance companies are licensed administers a guaranty fund, which provides for assessments of licensed insurers for the protection of policyowners of insolvent insurance companies. There has been an increase in the number of insurance companies that are under supervision which has resulted in an increase in the amount of assessments to cover losses to policyowners of such companies. Assessments can be partially recovered through a reduction in future premium taxes in some states.

     Risk-based capital ("RBC") standards for life insurance companies were adopted by the National Association of Insurance Commissioners ("NAIC") in 1992 and require insurance companies to calculate and report for statutory basis financial statements information under a risk-based capital formula. The formula is embodied in the NAIC Model Act, which has been adopted by many states, including Iowa and Kansas. RBC requirements are intended to allow insurance regulators to identify at an early stage inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in such companies' operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As of December 31, 1997, AmerUs Life's, Delta Life's, American's and FBL's RBC levels were 779%, 471%, 448% and 577%, respectively, of each of their respective authorized control level RBC thresholds.

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

Item 2.  PROPERTIES

     The Company's executive offices consist of approximately 33,000 square feet of leased space located at 699 Walnut Street, Des Moines, Iowa. AmerUs Life and Delta share executive offices consisting of approximately 103,000 square feet located at 611 Fifth Avenue, Des Moines, Iowa. AmerUs Life also leases approximately 56,000 square feet of additional office space in Des Moines. The Company, AmerUs Life and Delta lease their executive offices from AmerUs Properties, Inc., an affiliate. AmVestors occupies approximately 60,000 square feet in a building owned by AmVestors with approximately 105,000 square feet, the remainder of which is leased to third parties.

Item 3.  LEGAL PROCEEDINGS

     AmerUs Life is a defendant in a class action lawsuit, Bhat V. Amerus Life Insurance Company, which was filed in December 1996 in the United States District Court for the Northern District of California. The complaint alleges that AmerUs Life breached the terms of certain life and annuity policies, breached certain other duties owed to policyowners and violated RICO when it allegedly passed an increase in its corporate income taxes (known as the deferred acquisition costs, or DAC, tax) through to owners of those policies. The plaintiff, an insured under a universal life policy issued by Central Life (the predecessor of AmerUs Life), seeks unspecified actual and punitive damages and injunctive relief on behalf of himself and all policyowners of AmerUs Life with universal life, term and "blended" life insurance policies and annuities. AmerUs Life denies the allegations contained in the complaint, including the existence of a legitimate class. The litigation is in the discovery stage and is being vigorously defended by AmerUs Life. A hearing on certification of the class has not yet been scheduled. An earlier companion case filed in the same court in June 1996 was dismissed in October 1997.

     Despite the Company's vigorous defense of this class action lawsuit and its denial of any wrongdoing, there can be no assurance that the outcome of this type of lawsuit will not have a material adverse effect on the Company's results of operations.

     In the ordinary course of business, the Company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material to the Company's results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A Special Meeting was held on December 18, 1997 to consider and vote upon the proposal to issue shares of Class A Common Stock of the Company pursuant to the Amended and Restated Agreement and Plan of Merger among AmVestors, the Company and a wholly-owned subsidiary of the Company, as described in the Proxy Statement/Prospectus dated November 12, 1997. The total vote was as follows:

     Number of votes for                     21,347,766
     Number of votes against                     15,645
     Number of votes abstaining                   7,766
                                             ----------
     Total votes                             21,371,177
                                             ==========

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On February 20, 1998, the AmerUs Class A Common Stock was listed and trading began on the New York Stock Exchange under the symbol "AMH." Prior to such listing, the Company's Class A Common Stock was listed and traded on the Nasdaq National Market System (the "Nasdaq") under the symbol "AMRS." The following table sets forth, for the periods indicated, the high and low sales prices per share of AmerUs Class A Common Stock as quoted on Nasdaq and the quarterly dividends per share declared during such quarter.

                                                   AmerUs
                                          Class A Common Stock (A)
                                        -------------------------------------
                                      High            Low       Dividends
                                      ----          ----       ----------
1997
     First Quarter                     24 1/4      19 1/8         none
     Second Quarter                    28 1/8      21 1/8             .10
     Third Quarter                     33 7/8      27 1/2             .10
     Fourth Quarter                    36 7/8      29 3/4             .10

(A) The closing of the initial public offering of the Company occurred on February 3, 1997.

HOLDERS

     As of February 28, 1998, the number of holders of record of each class of common equity of the Company was as follows:

                                               Number of
                                                  Holders
                                               ----------
          Class A Common stock                    2,364
          Class B Common Stock                        1

DIVIDENDS

     The Company's Board of Directors has declared and paid a quarterly dividend of $0.10 per share of Common Stock, beginning in the second quarter of 1997.
The declaration and payment of dividends in the future is subject to the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the Company's life insurance subsidiaries and other factors deemed relevant by the Company's Board of Directors.

     The Company is an insurance holding company whose principal assets consist of all of the outstanding shares of the common stock of its life insurance subsidiaries. The Company's ongoing ability to pay dividends to its shareholders and meet its other obligations, including operating expenses and any debt service, primarily depends upon the receipt of sufficient funds from its life insurance subsidiaries in the form of dividends, interest payments or loans. As of February 28, 1998, the Company's life insurance subsidiaries could pay approximately $75 million in dividends without prior regulatory approval.

     Under its bank credit facility, the Company is prohibited from paying dividends on its Common Stock in excess of an amount equal to 3% of the Company's consolidated net worth as of the last day of the preceding fiscal year.

     In connection with the 8.85% Capital Securities, Series A (the "Capital Securities"), issued in 1997 by AmerUs Capital I, the Company's subsidiary trust, the Company has agreed not to declare or pay any dividends on the Company's capital stock (including the Class A Common Stock) during any period for which the Company elects to extend interest payments on its junior subordinated debentures, except for stock dividends paid by the Company where the dividend stock is the same stock as that on which the dividend is being paid. Dividends on the Company's capital stock cannot be paid until all accrued interest on the Capital Securities has been paid.

Item 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain financial and operating data of the Company. The selected consolidated financial data below for each of the five years ending December 31, 1997 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. During 1997, the Company acquired Delta and AmVestors in transactions that were accounted for using the purchase method of accounting. As a result, the Consolidated Income Statement Data includes the results of Delta and AmVestors from their respective acquisition dates and the Consolidated Balance Sheet Data includes year-end data for Delta and AmVestors.

                                                  As of or for the Year Ended
                                                      December 31,
                                                  ------------------------------------------
                                   1997(A)(B)  1996(B)   1995   1994(C)  1993(C)
                                      ----      ----     ----     ----    ----
                                                  (Dollars in millions, except per share data)
Consolidated Income Statement Data:
Revenues:
     Insurance premiums                $48.1    $138.5  $244.1    $237.9  $226.4
     Product charges                    43.4      49.3    57.3      56.3    57.4
     Net investment income             224.4     228.7   285.2     275.7   269.9
     Realized gains (losses) on
          investments                   13.8      66.0    51.4     (19.9)   15.5
     Contribution from the Closed
          Block                         31.1      19.9       -         -       -
                                       -----     -----   -----     -----   ------
Total revenues                         360.8     502.4   638.0     550.0   569.2
Benefits and expenses:
     Total policyowner benefits        193.2     261.9   374.6     369.9   364.3
     Total expenses                     72.6      95.1   101.1     103.5    96.6
     Dividends to policyowners           1.6      26.3    49.4      45.0    45.5
                                       -----     -----   -----     ----    -----
Total benefits and expenses            267.4     383.3   525.1     518.4   506.4
                                        ----      ----    -----     ----   -----
Income from operations                  93.4     119.1   112.9      31.6    62.8
Interest expense                        15.0       2.1     2.4       5.5     7.0
                                        -----     -----   -----     ----   -----
Income before tax expense and equity
     in earnings of unconsolidated
     subsidiary                         78.4     117.0   110.5      26.1    55.8
Income tax expense                      22.0      43.8    41.2      19.4    21.4
Income before equity in earnings
     of unconsolidated subsidiary       56.4      73.2    69.3       6.7    34.4
Equity in earnings of unconsolidated
     subsidiary                          1.7       1.0     -         -       -
                                       -----     -----   -----     -----   -----
Cumulative effect of a change in
     accounting principle, net
     of tax                              -         -       -         -      (3.2)
                                       -----     -----   -----      ----    ----
Net income                             $58.1     $74.2   $69.3      $6.7   $31.2
                                       =====     =====   =====      ====   =====

Earnings per common share:
     Basic (D)                          $2.47     $3.20   $2.99      -       -
     Diluted (E)                        $2.46     $3.20   $2.99      -       -
Dividends declared per common share     $0.30      -       -         -       -
Ratio of earnings to
 fixed charges (F)                       2.07      2.73    2.37      1.31    1.62
Consolidated Balance Sheet Data:
Total invested assets               $7,695.5  $2,880.8$3,965.0  $3,491.7$3,639.3
Total assets                        10,254.0   4,384.2 4,371.9   4,036.9 4,030.7
Total liabilities                    9,240.0   3,926.7 3,832.0   3,618.6 3,524.8
Company-obligated mandatorily
     redeemable preferred
     securities                         86.0       -       -         -       -
Total stockholders' equity (G)         928.0     457.5   539.9     418.3   505.9

Other Operating Data:
  Adjusted operating income (H)        $49.1     $37.6   $38.5     $27.5   $24.2
  Adjusted operating income
     per common share (basic
     and diluted)                       $2.08     $1.62   $1.66      -       -
Individual life insurance in
     force, net of reinsurance     $26,703   $25,725 $25,157   $25,282 $24,698
Annuity account balances (I)         6,134     1,363   1,467     1,473   1,410
  Number of employees                  692       412     406       457     489

Statutory Data:
Premiums and deposits:
     Individual life                  $319.1    $312.7  $307.1    $296.4  $286.3
     Annuities (I)                     $75.5     $81.4  $197.1    $187.8   $90.4
-------------

(A) Consolidated Income Statement Data includes the results for Delta, subsequent to October 23, 1997 and the results for AmVestors subsequent to December 19, 1997, and Consolidated Balance Sheet Data includes year-end data for Delta and AmVestors.

(B) The Company formed the Closed Block on June 30, 1996 as a part of the Reorganization. Invested assets allocated to the Closed Block are classified as Closed Block assets. Revenues and expenses associated with the Closed Block are shown net as a single line item. Accordingly, the individual income statement components for 1997 are not fully comparable with those of 1996 and 1995, due to the establishment of the Closed Block on June 30, 1996. See "Item 7 - Management's Discussion and Analysis of
     Results of Operations and Financial Condition - Combined Results of
     Operations."

(C) The merger of the two predecessor entities of the Company, which was consummated in 1994, has been accounted for as a pooling of interests transaction.

(D)  Retroactively reflects the pro-forma effect of the issuance of 18.16 million shares of the Company's Class A Common Stock and 5.0 million shares of AmerUs Class B Common Stock at the beginning of 1995.  The  1997 calculation reflects 18.54 million weighted average shares of Class A
     Common Stock and 5 million shares of Class B Common Stock outstanding, respectively.

(E) Diluted earnings per common share for 1997 is calculated using 18.57 million weighted average shares of Class A Common Stock and 5 million Class
     B Common Stock outstanding.

(F) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of income from operations before federal income taxes and fixed charges. "Fixed charges" consist of interest expense on debt and capital securities, amortization of debt expense and interest credited on deferred annuities.

(G)  Amounts reported prior to December 31, 1996 reflect policyowners' equity.

(H) Adjusted operating income reflects net income adjusted to eliminate certain items (net of applicable income taxes) which management believes are not necessarily indicative of overall operating trends, including net realized gains or losses on investments. Different items are likely to occur in each period presented and others may have different opinions as to which items may warrant adjustment. The adjusted operating income shown does not constitute net income computed in accordance with GAAP. See "Item 7 -
     Management's Discussion and Analysis of Results of Operations and Financial
     Condition - Adjusted Operating Income."

(I) Effective May 1996, substantially all individual deferred annuity sales by AmerUs Life distribution systems are made through the Ameritas Joint
     Venture.  See "Item 1 - Business - Ameritas Joint Venture Products".

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Consolidated Financial and Operating Data and Consolidated Financial Statements and related notes.

OVERVIEW

     The Company is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 49 states, the District of Columbia and the U.S. Virgin Islands. The Company's primary product offerings consist of whole life, universal life and term life insurance policies and fixed annuities. Since April 1, 1996 the Company has been a party to the Ameritas Joint Venture with Ameritas, through which it markets fixed annuities and sells variable annuities and variable life insurance products.

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

     The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized as an expense primarily in proportion to expected profits or margins from such policies. This amortization is adjusted when current or estimated future gross profits or margins on the underlying policies vary from previous estimates. For example, the amortization of deferred policy acquisition costs is accelerated when policy terminations are higher than originally estimated or when investments supporting the policies are sold at a gain prior to their anticipated maturity. Death and other policyowner benefits reflect exposure to mortality risk and fluctuate from period to period based on the level of claims incurred within insurance retention limits. The profitability of the Company is primarily affected by expense levels, interest spread results (i.e., the excess of investment earnings over the interest credited to policyowners) and fluctuations in mortality, persistency and other policyowner benefits. The Company has the ability to mitigate adverse experience through adjustments to credited interest rates, policyowner dividends or cost of insurance charges.

ADJUSTED OPERATING INCOME

     The following table reflects net income adjusted to eliminate certain items (net of applicable income taxes) which management believes are not necessarily indicative of overall operating trends, including net realized gains or losses on investments. Different items are likely to occur in each period presented and others may have different opinions as to which items may warrant adjustment. The adjusted operating income shown below does not constitute net income computed in accordance with GAAP.

                                                Year Ended December 31,
                                              -------------------------------------------
                                      1997      1996    1995     1994       1993
                                      ----      ----    ----     ----       ----
                                      (In thousands, except per share amounts)
Net income                      $58,059     $74,173  $69,348    $6,667  $31,209
Net realized (gains) losses on
     investments (A)             (9,008)    (42,552) (32,244)   11,223  (10,187)
Equity add-on tax (B)                 -       4,480        -     9,585        -
Reorganization costs (C)              -       1,522    1,426         -        -
Adoption of SFAS 106(D)               -           -        -         -    3,214
                                -------     -------  -------   -------  -------
Adjusted operating income       $49,051     $37,623  $38,530   $27,475  $24,236
                                =======     =======  =======   =======  =======
Adjusted operating income
     per common share
     (basic and diluted)          $2.08       $1.62    $1.66   $     -   $     -

(A) Represents realized gains or losses on investments less that portion of the amortization of deferred policy acquisition costs adjusted for income taxes on such amounts. Realized gains may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Represents the mutual life insurance company equity add-on tax, which is applicable only to mutual life insurance companies and which the Company believes is not applicable to the Company after June 30, 1996 due to AmerUs
     Life's conversion into a stock company.

(C) Represents costs directly related to the Reorganization consisting primarily of printing, postage, legal and consulting costs. These costs were not of a continuing nature and were not expected to have any effect on future operations.

(D) As of January 1, 1993, the Company adopted SFAS 106, pursuant to which the cost of certain post-retirement benefits must be recognized on an accrual basis as employees perform services to earn such benefits. The Company's transition obligation as of January 1, 1993 amounted to approximately $3.2 million, net of income tax benefits, and was recorded as a cumulative effect adjustment to net income.

RECENT ACQUISITIONS

     The Company acquired all of the outstanding stock of Delta in October, 1997, for approximately $165 million in cash. The transaction was accounted for as a purchase and accordingly, the Company's results of operations include Delta from the date of purchase. The Company acquired all of the outstanding stock of AmVestors on December 19, 1997, in a stock exchange valued at approximately $350 million. This transaction was also accounted for as a purchase and the Company's results of operations include AmVestors from the date of purchase. (See note 14 to the note to Consolidated Financial Statements for the discussion of the Company's acquisitions.)

THE CLOSED BLOCK

     The Closed Block was established on June 30, 1996. Insurance policies which had a dividend scale in effect as of June 30, 1996 were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the Reorganization of AmerUs Life, assets would be available to maintain the dividend scales and interest credits in effect prior to the Reorganization if the experience underlying such scales and credits continues.

     The contribution to the operating income of the Company from the Closed Block is reported as a single line item in the income statement. Accordingly, premiums, product charges, investment income, realized gains (losses) on investments, policyowner benefits and dividends attributable to the Closed Block, less certain minor expenses including amortization of deferred policy acquisition costs, are shown as a net number under the caption the "Contribution from the Closed Block." This results in material reductions in the respective line items in the income statement while having no effect on net income. The expenses associated with the administration of the policies included in the Closed Block and the renewal commissions on these policies are not charged against the Contribution from the Closed Block, but rather are grouped with underwriting, acquisition and insurance expenses. Also, all assets allocated to the Closed Block are grouped together and shown as a separate item entitled "Closed Block Assets." Likewise, all liabilities attributable to the Closed Block are combined and disclosed as the "Closed Block Liabilities."

COMBINED RESULTS OF OPERATIONS

     Since the operating results from the Closed Block are reported on one line of the income statement, "Contribution from the Closed Block," individual income statement components are not fully comparable with those prior to the establishment of the Closed Block. Management believes that the presentation of the results of operations on a combined basis as if the Closed Block had not been formed facilitates comparability with the results of operation for 1996 prior to the formation of the Closed Block and for 1995. Accordingly, the combined presentation set forth below includes certain revenues and expenses associated with the policies included in the Closed Block. Such presentation does not, however, affect the Company's reported net income.

                                                Year Ended December 31, 1997
                                                -----------------------------------------
                                          As Reported Closed Block    Combined
                                            -----------------------    --------
                                                      (In thousands)
Revenues
   Insurance premiums                         $ 48,127   $206,145    $254,272
   Product charges                              43,441     17,464      60,905
   Net investment income                       224,431    113,759     338,190
   Realized gains on investments                13,791        718      14,509
   Contribution from the Closed Block           31,045   (31,045)           -
                                              --------   --------    --------
   Total revenues                              360,835    307,041     667,876

Benefits and expenses
   Policyowner benefits                        193,237    209,377     402,614
   Underwriting, acquisition and insurance
       expenses                                 51,663      6,603      58,266
   Amortization of deferred policy
      acquisition costs                         20,987     31,470      52,457
   Dividends to policyowners                     1,587     59,591      61,178
                                               -------    -------     -------
   Total benefits and expenses                 267,474    307,041     574,515

Income from operations                          93,361          -      93,361
Interest expense                                14,980          -      14,980
                                               -------    -------     -------

Income before income tax expense and equity
   in earnings of unconsolidated subsidiary     78,381          -      78,381
Income tax expense                              22,022          -      22,022
                                               -------    -------    --------
Income before equity in earnings of
   unconsolidated subsidiary                    56,359          -      56,359
Equity in earnings of unconsolidated
   subsidiary                                    1,700          -       1,700
                                               -------    -------    --------
Net income                                     $58,059         $-     $58,059
                                               =======    =======     =======


                                                  Year Ended December 31, 1996
                                                   -------------------------------------
                                                As Reported  Closed Block Combined
                                                --------------------------------
                                                        (In thousands)
Revenues
     Insurance premiums                          $138,476     $108,315 $246,791
     Product charges                               49,347        9,324   58,671
     Net investment income                        228,625       56,329  284,954
     Realized gains on investments                 65,983          481   66,464
     Contribution from the Closed Block            19,909     (19,909)        -
                                                 --------     --------  -------
     Total revenues                               502,340      154,540  656,880

Benefits and expenses
     Policyowner benefits                         261,869      103,951  365,820
     Underwriting, acquisition and insurance
          expenses                                 54,857        2,969   57,826
     Amortization of deferred policy
          acquisition costs                        40,160       18,412   58,572
     Dividends to policyowners                     26,324       29,208   55,532
                                                  -------      -------  -------
     Total benefits and expenses                  383,210      154,540  537,750

Income from operations                            119,130            -  119,130
Interest expense                                    2,142            -    2,142
                                                  -------      -------  -------
Income before income tax expense and
     equity in earnings of unconsolidated
     subsidiary                                   116,988            -  116,988

Income tax expense                                 43,859            -   43,859
                                                 --------     -------- --------
Income before equity in earnings of
     unconsolidated subsidiary                     73,129            -   73,129

Equity in earnings of unconsolidated
     subsidiary                                     1,044            -    1,044
                                                  -------      -------   -------

Net income                                        $74,173      $     -  $74,173
                                                  =======      =======  =======


     A summary of the Company's combined revenues, including revenues associated with the Closed Block, follows:

                                                    Year Ended December 31,
                                                  --------------------------------------
                                                1997        1996         1995
                                                ----        ----         ----
                                                       (In thousands)
Insurance premiums
       Traditional life insurance premiums     $236,878    $228,986     $219,732
       Immediate annuity and supplementary
          contract premiums                      17,238      16,082       17,659
       Other premiums                               156       1,723        6,696
                                               --------    --------     --------

          Total insurance premiums              254,272     246,791      244,087

Universal life product charges                   59,236      57,834       56,763
Annuity product charges                           1,669         837          607
                                              ---------    --------     --------
          Total product charges                  60,905      58,671       57,370
Net investment income                           338,190     284,954      285,244
Realized gains on investments                    14,509      66,464       51,387
                                               --------    --------     --------
            Total revenues                     $667,876    $656,880     $638,088
                                               ========    ========     ========

     In 1997, individual life and annuity premiums and product charges increased by $11.2 million to $315.0 million, or 3.7%, from $303.8 million in 1996 and compared to $294.8 million in 1995. Included in the 1997 increase was $1.2 million of premium and product charges earned in the fourth quarter primarily from the Delta acquisition. Insurance premiums increased by $7.5 million, to $254.3 million in 1997 compared to $246.8 million in 1996, and $244.1 million in 1995. Traditional life insurance premiums increased by $7.9 million in 1997, compared to a $9.3 million increase experienced in 1996. The increase in traditional life insurance premiums in 1997 and 1996 has primarily been the result of continued growth in renewal premiums and also the increased sales of term life insurance products in 1997. Changes in the level of immediate annuity deposits and supplementary contract premiums have primarily been the result of fluctuations in immediate annuity and supplementary contract sales. Other premiums have decreased significantly over the past two years primarily due to the Company's exit from several group life and long-term disability reinsurance pools in 1995 and the sale of the Company's remaining group life operation in 1996.

     Universal life product charges have increased slightly in each of the past two years primarily due to increased cost of insurance charges as a result of the normal aging of the block of business. Annuity product charges for 1997 included $0.7 million earned in the fourth quarter by recently acquired companies.

     Net investment income increased by $53.3 million to $338.2 million in 1997 compared to $284.9 million in 1996, and $285.2 million in 1995. Included in the 1997 increase in net investment income was $30.2 million of net investment income from recently acquired companies during the fourth quarter. The remaining $23.1 million increase in 1997 was attributable to an increase in average invested assets and effective yields on average invested assets. Average invested assets (excluding market value adjustments and acquisitions) in 1997 increased $111.5 million from 1996, and the effective yield on average invested assets (excluding market value adjustments and acquisitions) increased to 7.89% in 1997 from 7.55% in 1996. Contributing to the higher yields in 1997 was investment income of $10.1 million from equity in earnings of certain investment partnerships. Average invested assets (excluding market value adjustments) increased by $171.8 million in 1996, largely as a result of the investment of $175.0 million in proceeds from bank borrowings late during the year. The effective yield on average invested assets (excluding market value adjustments) decreased to 7.55% in 1996 from 7.88% in 1995, primarily as a result of lower bond yields and the timing of the investment of the proceeds from the bank borrowing.

     Realized gains on investments were $14.5 million in 1997 compared to gains of $66.4 million and $51.4 million in 1996 and 1995, respectively. Included in the amounts for 1996 were approximately $51.1 million of gains from the sale of common stock as a result of the liquidation of the Company's equity portfolio which commenced in 1995. The increase in gains in 1996 resulted primarily from increased sales of common stock in the investment portfolio. The sale of common stock in 1996 and 1995 was a direct result of the Company's decision to reduce the level of equity securities as a percentage of its investment portfolio on a long-term basis. Proceeds from these sales were invested primarily in fixed maturity securities.

     A summary of the Company's combined policyowner benefits, including policyowner benefits associated with the Closed Block, follows:

                                                  Year Ended December 31,
                                               ------------------------------
                                             1997           1996        1995
                                             ----           ----        ----
                                                       (In thousands)
Traditional life insurance
     Death benefits                          $40,821       $32,251     $32,196
     Change in liability for future policy
        benefits and other policy benefits   170,275       160,036     152,742
                                             -------       -------     -------
     Total traditional life insurance
               benefits                      211,096       192,287     184,938

Universal life insurance
     Death benefits in excess of
     cash value                               24,682        23,871      20,802
     Interest credited to policyowner
        account balances                      45,232        43,203      41,532
     Other policy benefits                     3,453         3,026       5,218
                                             -------       -------     -------
     Total universal life insurance
          benefits                            73,367        70,100      67,552

Annuities
     Interest credited to deferred annuity
        account balances                      80,440        66,254      78,120
     Other annuity benefits                   37,133        34,334      35,582
                                             -------       -------     -------
        Total annuity benefits               117,573       100,588     113,702

Miscellaneous benefits                           578         2,845       8,428
                                            --------      --------    --------
     Total policyowner benefits             $402,614      $365,820    $374,620
                                            ========      ========    ========

     Total policyowner benefits were $402.6 million in 1997 compared to $365.8 million in 1996 and $374.6 million in 1995. The 1997 amount included fourth quarter benefits of acquired companies of $23.4 million consisting primarily of interest credited to annuity account balances and other annuity benefits. Traditional life insurance benefits increased by $18.8 million in 1997 compared to a $7.3 million increase in 1996. The increase in 1997 was primarily due to the growth and aging of the business in force and increased death benefits as a result of higher mortality. The increase in traditional life insurance benefits in 1996 was primarily due to the growth and aging of the business in force. Universal life insurance benefits increased by $3.3 million in 1997 and by $2.5 million in 1996. The increased benefits in 1997 and 1996 were due to increased interest credited to policyowner account balances and increased death benefits due to higher mortality. While the weighted average crediting rate for AmerUs Life's universal life liabilities decreased four basis points to 6.23% in 1997 from 6.27% in 1996, AmerUs Life's average liabilities increased by $33.7 million, resulting in the increased credited amounts in 1997. While the weighted average crediting rate for AmerUs Life's universal life liabilities decreased 19 basis points to 6.27% in 1996 from 6.46% in 1995, AmerUs Life's average liabilities increased $39.8 million from 1995 to 1996, resulting in the increased interest credited amounts in 1996.

     Annuity benefits, including the fourth quarter results of recent acquisitions, were $117.6 million, an increase of $17.0 million compared to 1996. The annuity benefits of recent acquisitions amounted to $23.2 million which were partially offset by a $6.2 million decrease in AmerUs Life's annuity benefits to $94.4 million compared to $100.6 million in 1996. The decrease in AmerUs Life's annuity benefits during 1997 was due to reduced interest credited to policyowner account balances. The weighted average crediting rate for AmerUs Life's individual deferred annuity liabilities decreased eleven basis points to 5.25% in 1997 compared to 5.36% in 1996 and AmerUs Life's average deferred annuity liabilities decreased $119.1 million from 1996 to 1997, also contributing to the lower interest credited amounts in 1997 for AmerUs Life. Most annuity sales after May, 1996 have been recorded by the Ameritas Joint Venture, resulting in a decrease in the average deferred annuity liabilities at AmerUs Life. Annuity benefits decreased by $13.1 million in 1996 to $100.6 million compared to $113.7 million in 1995, primarily due to reduced interest credited to policyowner account balances. The weighted average crediting rate for AmerUs Life's individual deferred annuity liabilities decreased 80 basis points to 5.36% in 1996 compared to 6.16% in 1995 and AmerUs Life's average deferred annuity liabilities decreased by $71.0 million from 1995 to 1996, also contributing to the lower interest credited amounts in 1996.

     Miscellaneous benefits have decreased significantly over the past two years primarily due to the Company's exit from several group life and long-term disability reinsurance pools in 1995 and the sale of the Company's remaining group life operation in 1996.

     A summary of the Company's combined expenses, including expenses associated with the Closed Block, follows:

                                                    Year Ended December 31,
                                                --------------------------------------
                                              1997          1996        1995
                                              ----          ----        ----
                                                    (In thousands)
Commission expense, net of deferrals         $ 8,252       $ 7,892     $10,448
Other underwriting, acquisition and
   insurance expenses, net of deferrals       50,014        49,934      40,461
Amortization of deferred policy
  acquisition costs                           52,457        58,572      50,239
                                            --------      --------    --------
   Total expenses                           $110,723      $116,398    $101,148
                                            ========      ========    ========

     The Company's commission expense, net of deferrals, increased by $0.4 million to $8.3 million in 1997 compared to $7.9 million in 1996, and $10.4 million in 1995. The increase in 1997 was primarily the result of the fourth quarter commission expense, net of deferrals of the Company's recent acquisitions. The reduction in 1996 was primarily due to a decrease in gross commission expense as a result of lower life insurance sales in 1996 and the transfer of new annuity sales to the Ameritas Joint Venture in May 1996. Other underwriting, acquisition and insurance expenses, net of deferrals, were $50.0 million in 1997, compared to $49.9 million in 1996 and $40.5 million in 1995. Included in the 1997 expenses were $4.1 million of fourth quarter expenses, net of deferrals, attributable to the recently acquired companies.

     Excluding recently acquired companies, other underwriting, acquisition and insurance expenses, net of deferrals, decreased by $4.0 million to $45.9 million in 1997. This decrease in expenses during 1997 was primarily due to the establishment of a $5.0 million litigation reserve during 1996 in connection with certain class action litigation, partially offset by a $1.3 million write-off of expenses during 1997 related to the former bank credit facility which was replaced by a new agreement in the fourth quarter of 1997. The increase in expenses in 1996 was due to increased settlements and associated legal fees of $4.7 million, primarily due to the $5.0 million class action litigation reserve; expenses related to changing the name of the Company of $0.7 million; higher premium taxes of $1.1 million due to a one-time adjustment to the amortization of the guaranty association asset and an increased accrual for estimated future assessments; combined with a gain of $3.1 million recorded against 1995 expenses resulting from the curtailment of the Company's defined benefit pension plans effective December 31, 1995.

     The amortization of deferred policy acquisition costs decreased by $6.1 million in 1997 and increased by $8.3 million in 1996. Deferred policy acquisition costs are generally amortized in proportion to gross margins, including capital gains. Higher death benefits and lower realized capital gains in 1997, compared to 1996, contributed to lower gross margins in 1997 on products for which deferred costs are amortized, resulting in the lower amortization in 1997. The increased amortization in 1996 was primarily due to higher gross margins, including increased realized capital gains in 1996, on products for which deferred costs are amortized.

     Dividends to policyowners increased by $5.7 million to $61.2 million in 1997 compared to $55.5 million in 1996 and $49.4 million in 1995. The increase in dividends over each of the past two years was primarily the result of the growth and aging of in force business. Traditional life reserves grew 7.7% from the end of 1995 to the end of 1996 and an additional 8.1% to the end of 1997, to $1.31 billion. The weighted average dividend interest rate credited to these policies was 7.19% in 1997 compared to 7.17% and 7.14% in 1996 and 1995, respectively.

     Income from operations decreased by $25.7 million to $93.4 million in 1997 compared to $119.1 million in 1996, and $112.9 million in 1995. Recent acquisitions added $3.3 million of income from operations during the fourth quarter, however, the overall decrease in 1997 income from operations was primarily due to the decrease in realized gains on investments in 1997. The increase in 1996 resulted primarily from the increase in realized gains on investments.

     Interest expense increased by $12.9 million in 1997 to $15.0 million compared to $2.1 million in 1996, and $2.4 million in 1995. The increase in interest expense in 1997 was primarily due to the interest expense on the capital securities issued by the Company during 1997 and interest expense on the revolving line of credit. This added interest expense was largely offset by investment of the borrowed funds which contributed to the growth in invested assets and the higher investment earnings of 1997.

     Income before income tax expense and equity in earnings of unconsolidated subsidiary decreased by $38.6 million to $78.4 million in 1997 compared to $117.0 million in 1996, and $110.5 million in 1995. While acquisitions added $3.3 million of income before income tax expense during the fourth quarter, the overall decrease in 1997 income resulted primarily from the decrease in realized gains on investments in 1997. The increase in 1996 resulted primarily from the increase in realized gains on investments.

     Income tax expense decreased by $21.8 million in 1997 to $22.0 million compared to $43.8 million in 1996, and $41.2 million in 1995. The decrease in 1997 was primarily due to the lower pre-tax income as a result of the lower realized gains on investments, a $4.5 million provision for the equity add-on tax included in the first half of 1996, and increased tax credits of $3.9 million in 1997. The increase in income taxes in 1996 was primarily the result of the higher pre-tax income due primarily to the increased realized gains on investments and the $4.5 million provision for the equity add-on tax in the first half of 1996, partially offset by $2.7 million of low-income housing tax credits. The equity add-on tax is applicable only to mutual life insurance companies and the Company believes such tax is not applicable to the Company after June 30, 1996 due to the conversion of AmerUs Life into a stock company.

     Net income decreased by $16.1 million in 1997 to $58.1 million compared to $74.2 million and $69.3 million in 1996 and 1995, respectively. Net income for 1997 included $1.8 million from acquisitions during the fourth quarter. The overall lower net income for 1997 was primarily due to lower realized gains on investments. The increase in net income from 1995 to 1996 was primarily due to higher realized gains on investments.

LIQUIDITY AND CAPITAL RESOURCES

     THE COMPANY

     The Company's cash flows from operations consist of dividends from subsidiaries, if declared and paid, interest income on loans and advances to its subsidiaries (including a surplus note issued to the Company by AmerUs Life), investment income on assets held by the Company and fees which the Company charges its subsidiaries and certain other of its affiliates for management services, offset by the expenses incurred for debt service, salaries and other expenses.

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Commissioner to pay any dividend that would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 1997 results, AmerUs Life and Delta Life would be able to pay approximately $58 million and $8 million, respectively, in dividends in 1998 without obtaining the Iowa Commissioner's approval. The payment of dividends by American and FBL is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. Based on these limitations and 1997 results, AmVestors' subsidiaries could pay approximately $15 million in dividends in 1998. On February 26, 1998, AmerUs Life paid the Company $5 million in dividends. Based upon the cumulative limitations and 1997 results, the Company's subsidiaries could pay an estimated $75 million in additional dividends in 1998 without obtaining regulatory approval.

     On October 23, 1997, the Company entered into a $250 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility") to be used to replace its then existing revolving credit facility, to finance the acquisition of Delta, to finance permitted mergers and acquisitions and for other general corporate purposes. The Bank Credit Facility is secured by a pledge of approximately 49.9% of the outstanding common stock of AmerUs Life, 100% of the outstanding common stock of Delta and a $50 million 9% surplus note payable to the Company by AmerUs Life. As of December 31, 1997, there was an outstanding loan balance of $250 million under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its subsidiaries including AmerUs Life and Delta Life to maintain certain ratings from A.M. Best and certain levels of adjusted capital and surplus and risk-based capital.

     The Company may from time to time review other potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, from debt or equity financing or stock-for-stock acquisitions. In the future, the Company anticipates that its liquidity and capital needs will be met through interest and dividends from its life insurance subsidiaries, accessing the public equity and debt markets depending upon market conditions, or alternatively from bank financing.

     LIFE INSURANCE SUBSIDIARIES

     The cash flows of the Company's life insurance subsidiaries consist primarily of premium income, deposits to policyowner account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Cash outflows are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, income taxes and current operating expenses. Life insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash flows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.

     Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to shareholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities and its insurance products, will be adequate to meet the anticipated short-term cash obligations of the Company's life insurance subsidiaries.

     The Company and its subsidiaries generated cash flows from operating activities of $224.4 million, $147.6 million and $189.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Excess operating cash flows were primarily used to increase the Company's fixed maturity investment portfolio.

     Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of life insurance product and annuity. The Company continuously monitors benefits and surrenders to provide projections of future cash requirements. As part of this monitoring process, the Company performs cash flow testing of its assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing its investment strategy, the Company establishes a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and the claims-paying and financial strength ratings of the Company's life insurance subsidiaries.

     The Company takes into account asset-liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes statutory liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at December 31, 1997 (dollars in millions):

Not subject to discretionary withdrawal                             $412.9
Subject to discretionary withdrawal with adjustments:
     Specified surrender charges (A)                               4,546.9
     Market value adjustments                                      1,319.2
                                                                --------
     Subtotal                                                      5,866.1
                                                                  --------
Subject to discretionary withdrawal without adjustments              711.5
                                                                  --------
Total                                                             $6,990.5
                                                                  ========

(A) Includes $1,674.3 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     Through its membership in the Federal Home Loan Bank ("FHLB") of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. Interest is payable at a current rate at the time of any advance. As of December 31, 1997, AmerUs Life had a $25.0 million open secured line of credit against which there were no borrowings. In addition to the line of credit, AmerUs Life has long-term advances from the FHLB outstanding of $16.4 million at December 31, 1997.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments or borrowings collateralized by their investment portfolios. The Company's investment portfolio as of December 31, 1997 had a carrying value of $8.9 billion, including Closed Block investments. As of December 31, 1997, fixed maturity securities were $7.9 billion, or 88.9% of invested assets, with public and private fixed maturity securities constituting $7.5 billion, or 95.4%, and $0.4 million, or 4.6%, of total fixed maturity securities, respectively.

     At December 31, 1997, the statutory surplus of AmerUs Life, Delta Life, American and FBL were approximately $325 million, $83 million, $112 million and $41 million, respectively. The Company believes that these levels of statutory capital are more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

     In the future, in addition to their cash flows from operations and borrowing capacity, the life insurance subsidiaries would anticipate obtaining their required capital from the Company as the Company will have access to the public debt and equity markets.

INVESTMENT PORTFOLIO

 General

     The Company maintains a diversified portfolio of investments which is supervised by an experienced in-house staff of investment professionals. The Company employs sophisticated asset management techniques in order to achieve competitive yields, while maintaining risk at acceptable levels. The asset portfolio is segmented by liability type, with tailored investment strategies for specific product lines. Investment policies and significant individual investments are subject to approval by the Investment Committee of the Board of Directors of each of the life insurance companies and are overseen by the Investment Committee of the Board of Directors of the Company. Management regularly monitors individual assets and asset groups, in addition to monitoring the overall asset mix. In addition, the insurance company boards and the Investment Committee review investment guidelines and monitor internal controls.

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

     The objective of the Company's investment in mortgage backed securities ("MBS") is to provide incremental return, while maintaining reasonable liquidity and cash flow stability. Each MBS is evaluated to determine its interest rate sensitivity and average life variability. In general, the Company seeks investments which provide improved cash flow stability through either implicit or explicit prepayment protection. Investments with implicit prepayment protection can take the form of pass-throughs or collateralized mortgage obligations ("CMOs") backed by seasoned pools of loans which have already had ample opportunity to refinance but have failed to do so. Explicit prepayment protection can take the form of prepayment lockouts, yield maintenance provisions or prepayment penalties, which are common features of multifamily MBS, commercial MBS and FHA-insured project loans. At December 31, 1997 the Company's MBS investment portfolio composition was approximately 54% fixed rate pass-throughs backed by seasoned loan pools, 5% floating rate pass-throughs and 41% CMOs with some form of explicit prepayment protection. The Company has established specific investment guidelines for the management of MBS. As a general policy, the Company does not invest in interest-only and principal-only or other similar leveraged derivative mortgage instruments.

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

     In connection with the Reorganization, the Closed Block, was formed to give certain policyowners additional assurances as to the dividend policies of the Company. As a result of establishing the Closed Block on June 30, 1996 the Company allocated certain assets from its investment portfolio to the Closed Block (see Note 1 to the consolidated financial statements for further discussion). The following table summarizes consolidated invested assets by asset category as of December 31, 1997 and 1996 and sets forth the allocation of such assets between the Closed Block and the general account. The remaining information relating to the Company's investment portfolio presents information about the investment portfolio on a combined basis (including invested assets in both the Closed Block and the general account).

                                                        Consolidated Invested Assets
                                                                 December 31,
                                                  1997                           1996
                                     -----------------------------    ----------------------------
                                  Carrying  Carrying                          Carrying        Carrying
                                     Value  Value                     Value  Value
                                    Closed General           % of     Closed General           % of
                                     Block Account Combined  Total    Block Account   Combined       Total
                                     ----- -------  -------  -----    ----- -------  -------    -----
                                                                  (Dollars in millions)
  Fixed maturity securities:
    Public                           $894.2 $6,667.7$7,561.9  84.8%   $730.4 $2,263.4    $2,993.8      75.7%
    Private                           158.9    206.7   365.6   4.1     170.9    151.4       322.3       8.2
                                    ------- -------  -------  ----    ------  --------   -------      ----
       Subtotal                     1,053.1  6,874.4 7,927.5  88.9     901.3  2,414.8     3,316.1      83.9
  Equity securities                     -       61.4    61.4    .7         -     64.0        64.0       1.7
  Mortgage loans                        -      462.5   462.5   5.2         -    225.7       225.7       5.7
  Policy loans                        168.4    117.8   286.2   3.2     166.8     65.2       232.0       5.9
  Real estate:
    Investments                         -        8.7     8.7    .1         -      4.6         4.6        .1
    Foreclosures                        -        -       -      -          -          -        -      -
                                  -------  ------- -------   ----     -----  --------    -------        ----
       Subtotal                         -        8.7     8.7    .1         -      4.6         4.6        .1
  Other invested assets                 0.6    158.1   158.7   1.8         -     93.2        93.2       2.3
  Short-term investments                0.6     12.6    13.2    .1       3.1     13.3        16.4        .4
                                  -------  ------- -------  -----   -------  --------   --------     -------
  Total invested assets            $1,222.7 $7,695.5$8,918.2 100.0% $1,071.2 $2,880.8    $3,952.1     100.0%
                                    ======= =======  ======= =====  ========  ========  ========  =====

 Fixed Maturity Securities

   The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality MBS and United States government and agency obligations. As of December 31, 1997 fixed maturity securities were $7,927.5 million, or 88.9% of the carrying value of invested assets with public and private fixed maturity securities constituting $7,561.9 million, or 95.4%, and $365.6 million, or 4.6%, of total fixed maturity securities, respectively.


   The following table summarizes the composition of the fixed maturity securities by category as of December 31, 1997 and 1996:

                      Composition of Fixed Maturity Securities

                                        December 31, 1997     December 31, 1996
                                       -------------------   ------------------
                                       Carrying      % of     Carrying   % of
                                          Value     Total      Value      Total
                                         -------   ------     --------  ------
                                                 (Dollars in millions)
U.S. government/agencies                   $54.6      0.7%        $46.2       1.4%
State and political subdivisions             9.6      0.1%
Foreign governments                         76.6      1.0%         26.7       0.8%
Corporate                                4,234.4     53.4%      1,938.4      58.4%
Redeemable preferred stocks                102.0      1.3%         73.2       2.2%
MBS:
   U.S. government/agencies              2,793.6     35.2%        681.9      20.6%
   Non-government/agencies                 656.7      8.3%        549.7      16.6%
                                         -------     -----      -------  --------
   Subtotal-MBS                          3,450.3     43.5%      1,231.6      37.2%
                                         -------     -----      -------  --------
Total                                   $7,927.5    100.0%     $3,316.1     100.0%
                                         =======    =====       =======  ========
</TABLE
   The following table summarizes fixed maturity securities by remaining maturity as of December 31, 1997:

                  Remaining Maturity of Fixed Maturity Securities

                                                      Carrying     % of
                                                        Value      Total
                                                       -------      -----
                                                     (Dollars in millions)
Due:
  In one year or less (1998)                            $   -         - %
  One to five years (1999-2003)                           70.9       0.9%
  Five to 10 years (2004-2008)                         1,490.5      18.8%
  10 to 20 years (2009-2018)                           1,764.0      22.3%
  Over 20 years (2019 and after)                       1,151.8      14.5%
                                                     --------      ----
   Subtotal                                            4,477.2      56.5%
  MBS                                                  3,450.3      43.5%
                                                     --------      ----
     Total                                            $7,927.5     100.0%
                                                     ========     =====

   The Company's portfolio of investment grade fixed maturity securities is diversified by number and type of issuer. As of December 31, 1997, investment grade fixed maturity securities included the securities of over 617 issuers, with 2,222 different issues of securities. No issuer represents more than 2.8% of investment grade fixed maturity securities.

   Below-investment grade fixed maturity securities as of December 31, 1997 included the securities of 49 issuers representing 2.4% of total invested assets, with the largest being a $10.6 million investment.

   As of December 31, 1997, 88.7% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor's rating equivalents, of fixed maturity securities as of December 31, 1997:

                              FIXED MATURITY SECURITIES BY NAIC DESIGNATION
                                             December 31, 1997
                   Standard                         Public             Private              Total
                   & Poor's                  --------------------   --------------  --------------------
NAIC              Equivalent               Carrying        % of   Carrying   % of    Carrying     % of
Designation      Designation                 Value        Total   Value     Total    Value       Total
-----------       ------------              ------       ------    ------  -------   -------    ------
                                                          (Dollars in millions)
1        A- or Higher                       $7,399.2      97.9%   $360.5      98.6% $7,759.7      97.9%
2        BBB- to BBB+                          147.4       1.9       4.1       1.1     151.5       1.9
                                           --------      ----   -------      ----  --------      ----
         Total investment grade              7,546.6      99.8     364.6      99.7   7,911.2      99.8
                                           --------      ----   -------      ----  --------      ----
3        BB to BB+                              15.3       0.2       0.8       0.2      16.1       0.2
4        B                                       0.0       0.0       0.2       0.1       0.2       0.0
5        CCC or lower                            0.0       0.0       0.0       0.0       0.0       0.0
         In or near default                      0.0       0.0       0.0       0.0       0.0       0.0
                                            --------     ----   -------      ----  --------     -----
         Total below investment grade          $15.3       0.2%     $1.0       0.3%    $16.3       0.2%
                                            --------      ----  --------      ---- --------     -----
         Total                              $7,561.9     100.0%   $365.6     100.0% $7,927.5     100.0%
                                           ========      ===== ========      ===== ========     =====




  MBS comprise a core position within the Company's fixed maturity securities investments. MBS investments include residential, commercial MBS, home equity loans (including home equity loans purchased from one of the Company's affiliates), manufactured housing, FHA Title I and CMBS. Residential mortgage pass-throughs and CMOs total $2,794.9 million or 31.8% of total invested assets. As of December 31, 1997, MBS were $3,450.3 million or 38.7%, of total invested assets of which $2,793.6 million, or 81.0% of MBS were guaranteed by the United States government or an agency of the United States government. Other MBS were $656.7 million, or 19.0%, of MBS as of December 31, 1997. Management believes that the quality of assets in the MBS portfolio is generally high, with 91.7% of such assets representing agency backed or "AAA" rated securities.

  The Company uses interest rate swaps and caps to reduce its exposure to changes in interest rates and to manage duration mismatches. Although the Company is subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. The Company's policy is to contract only with counterparties that are rated "AA" or higher; accordingly, it is expected that counterparties will be able to satisfy their obligations under such contracts. The Company is also subject to the risk associated with changes in the value of contracts. However, such adverse changes in value generally are offset by changes in the value of the items being hedged. The notional principal amounts of the swaps and caps, which represent the extent of the Company's involvement in such contracts but not the risk of loss, at December 31, 1997, amounted to $1,100.2 million. The swaps had no carrying value at December 31, 1997 and a fair value which amounted to a net payable position of ($.1) million at December 31, 1997. The carrying value and fair value of interest rate caps and swaptions amounted to $2.1 million and $2.0 million, respectively, and are reflected as "other investments" on the Company's consolidated financial statements as of December 31, 1997. The net amount payable or receivable from interest rate swaps and caps is accrued as an adjustment to interest income.

 Mortgage Loans

  As of December 31, 1997, mortgage loans in the Company's investment portfolio were $462.5 million, or 5.2% of the aggregate carrying value of invested assets, including the Closed Block. As of December 31, 1997, commercial mortgage loans and residential mortgage loans comprised 96.4% and 3.6%, respectively, of the mortgage loans in the Company's investment portfolio.

  Commercial mortgage loans consist primarily of fixed-rate mortgage loans. As of December 31, 1997, the Company held 435 individual commercial mortgage loans with an average balance of $1.1 million.

  As of December 31, 1997, only five loans aggregating $2.0 million, or .9%, of the Company's loan portfolio (as measured by principal balance) were classified as delinquent or in foreclosure. As of the same date, only
$4.4 million, or 0.9%, of the Company's loan portfolio (as measured by principal balance) was classified as restructured. During 1997, the Company had no foreclosures.

 Equity Real Estate

  In recent years the Company has significantly reduced its equity real estate portfolio. As of December 31, 1997, the carrying value of investment real estate, including the Closed Block, was $8.7 million.

 Other

  The Company held $286.2 million of policy loans on individual insurance products as of December 31, 1997. Policy loans are permitted to the extent of a policy's contractual limits and are fully collateralized by policy cash values.

  As of December 31, 1997, the Company held equity securities of $61.5 million. The largest holding of equity securities, Federal Home Loan Bank, had a carrying value of $62.2 million as of December 31, 1997.

  The Company held $172.0 million of other invested assets (including short-term investments) on December 31, 1997. Other invested assets consist primarily of various joint venture and limited partnership investments.

EFFECTS OF INFLATION AND INTEREST RATE CHANGES

  The Company does not believe that inflation has had a material effect on its consolidated results of operations.

  Interest rate changes may have temporary effects on the sale and profitability of the annuities and life insurance products offered by the Company. For example, if interest rates rise, competing investments (such as annuities or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the interest rate credited to owners of its annuities and life insurance products. In contrast, as interest rates fall, the Company attempts to adjust its credited rates to compensate for the corresponding decline in reinvestment rates. The Company monitors interest rates and sells annuities and life insurance policies that permit flexibility to make interest rate changes as part of its management of interest spreads. However, the profitability of the Company's products is based upon persistency, mortality and expenses, as well as interest rate spreads.

  The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of its fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and net investment income increases or decreases in a direct relationship with interest rate changes.

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

  Inforce reserves and the assets allocated to each segment are modeled on a regular basis to analyze projected cash flows under a variety of economic scenarios. The result of this modeling is used to modify asset allocation, investment portfolio duration and convexity and renewal crediting strategies. The Company invests in CMOs as part of its basic portfolio strategy, but uses other types of derivatives only as a hedge against the effects of interest rate fluctuations or to synthetically alter the investment characteristics of specific assets. For a further discussion and disclosure of the nature and extent of the Company's use of derivatives, see Note 13 to the Consolidated Financial Statements.

FEDERAL INCOME TAX MATTERS

  Until February 3, 1997, the Company and its subsidiaries, with the exception of American Vanguard Life Insurance Company, filed as part of a consolidated United States federal income tax return with AMHC and its subsidiaries. For the short tax year beginning February 4, 1997, the Company and its subsidiaries will not file as part of a consolidated United States federal income tax return with AMHC. Further, the Company and its subsidiaries (including AmerUs Life, Delta and AmVestors) would not be eligible to file a consolidated life/non-life United States federal income tax return until January 1, 2003, subject to the other requirements of federal income tax law relating to consolidation.

EMERGING ACCOUNTING MATTERS

  SFAS 130

  In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components: revenues, expenses, gains, and losses. All items that are required to be recognized under accounting standards as components of comprehensive income, consisting of changes in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, are to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements beginning after December 15, 1997. The provisions of SFAS 130 are of a reporting nature and are not expected to have an impact on the financial position or results of operations of the Company.

  SFAS 131

  In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public businesses report information about operating segments in financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The provisions of SFAS 131 are of a reporting nature and are not expected to have an impact on the financial position or results of operations of the Company as the life insurance and annuity operation is the Company's only business segment.

  SFAS 132

  In February 1998, the FASB issued Statement 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits". SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on the benefit obligations and fair values of plan assets and on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures. SFAS 132 is effective for financial statements for periods beginning after December 15, 1997. The provisions of SFAS 132 are of a reporting nature and are not expected to have an impact on the financial position or results of operations of the Company.

  SOP 97-3

  In December 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on when an insurance or other enterprise should recognize a liability for guaranty fund and other assessments and on how to measure such liability. SOP 97-3 is effective for fiscal years beginning after December 15, 1998; however, its adoption will not have a material impact on the financial position or results of operations as the Company currently estimates assessment liabilities when a determination of an insolvency has occurred.

  Statutory Accounting Codification

  The NAIC recently approved the codification of statutory accounting practices, which constitutes "prescribed" statutory accounting practices. Additional guidance on its implementation is being developed and is anticipated to be effective January 1, 1999, resulting in changes to certain statutory accounting practices. The codification may result in changes to the permitted or prescribed accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements.

YEAR 2000 COMPLIANCE

  As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value "2000." Many existing application software products were designed to only accommodate a two digit date position which represents the year (e.g., the number "95" is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., "99") is the maximum date value many systems will be able to accurately process. The Company formed a year 2000 working group to address potential problems posed by this development to assure that the Company is prepared for the year 2000. The Company has already made significant progress in accomplishing the necessary modifications and conversions to deal with year 2000 issues and anticipates that the majority of the required efforts will be completed by the end of 1998. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to address year 2000 issues. Total estimated costs are in a range of $4 to $6 million with approximately $3 million to be incurred in 1998. However, if modifications and conversions to deal with year 2000 issues are not completed on a timely basis or are not fully effective, such issues may have a material adverse effect on the operations of the Company. All cost associated with year 2000 modifications and conversions will be expensed as incurred.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page F-1 herein.

  Additional financial statement schedules are included on pages S-1 through S-15 herein. Reference is made to the Index to Financial Statement Schedules on page S-1 herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

  The Notice of 1998 Annual Meeting of Shareholders and Proxy Statement, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10. Directors and Executive Officers of the Registrant, 11. Executive Compensation, 12. Security Ownership of Certain Beneficial Owners and Management and 13. Certain Relationships and Related Transactions).
                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    1.   Financial Statements.  Reference is made to the index on page F-1 of the report.

  2. Financial Statement Schedules. Reference is made to the Index on page S-1 of the report.

  3. Exhibits Reference is made to the Index to Exhibits on page 61 of the report.

(b)         Reports on Form 8-K

  1. Form 8-K dated October 23, 1997, reporting the acquisition of Delta Life Corporation.

  2. Form 8-K/A dated October 23, 1997, as amended January 6, 1998, including financial statements as follows:

       (a) Delta Life Corporation (Unaudited) as of September 30, 1997 and the nine months ended September 30, 1997 and 1996.

       (b) Delta Life Corporation as of December 31, 1996 and 1995 and the years ended December 31, 1996, 1995 and 1994.

       (c) AmerUs Life Holdings, Inc. Unaudited Pro Forma Financial Statements as of September 30, 1997 and for the nine months ended September 30, 1997 and the year ended December, 1996.

  3. Form 8-K dated December 19, 1997, reporting the acquisition of AmVestors Financial Corporation.

  4. Form 8-K/A dated December 19, 1997, as amended March 3, 1998, including financial statements as follows:

       (a) AmVestors Financial Corporation (Unaudited) as of September 30, 1997 and the nine months ended September 30, 1997 and 1996.

       (b) AmVestors Financial Corporation as of December 31, 1996 and 1995 and the years ended December 31, 1996, 1995 and 1994.

       (c) AmerUs Life Holdings, Inc. Unaudited Pro Forma Financial Statements as of September 30, 1997 and for the nine months ended September 30, 1997 and the year ended December, 1996.

                  AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit No. Description
----------- -----------
  2.1  Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the registration statement of the Registrant on Form S-1,
       Registration Number 333-12239, is hereby incorporated by reference.
  2.2  Amended and Restated Agreement and Plan of Merger, dated as of
       September 19, 1997 and as amended and restated as of October 8, 1997, by and among the Registrant, AFC Corp. and AmVestors Financial Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration Statement of the Registrant on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.
  2.3  Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly owned subsidiary of the Registrant and Delta Life Corporation, filed as
       Exhibit 2.2 to Form 8-K of the Registrant dated October 8, 1997, is hereby incorporated by reference.
  3.1  Amended and Restated Articles of Incorporation of the Registrant
       filed as Exhibit 3.5 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
  3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
  4.1  Amended and Restated Trust Agreement dated as of February 3, 1997 among the Registrant, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration
       Number 333-13713, is hereby incorporated by reference.
  4.2 Indenture dated as of February 3, 1997 between the Registrant and Wilmington Trust Company relating to the Company's 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
  4.3  Guaranty Agreement dated as of February 3, 1997 between the
       Registrant, as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
  4.4  Common Stock Purchase Warrant, filed as Exhibit (10)(v) to Form 10-Q of AmVestors Financial Corporation dated May 13, 1992, is hereby incorporated by reference.
  10.1 Amended and Restated Intercompany Agreement dated as of December 1,
       1996, among American Mutual Holding Company, AmerUs Group Co. and the Company. Filed as Exhibit 10.81 to the Registrant's registration statement on Form S-1, Registration Number 333-12239, is hereby incorporated by reference
  10.2* Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp.
  10.3 Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as
       Exhibit 10.3 to the registration statement of the Registrant on Form
       S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.4 Agreement and Plan of Merger, dated as of August 24, 1994, among
       Central Life Assurance Company and American Mutual Life Insurance Company, filed as Exhibit 10.4 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.5 All*AmerUs Supplemental Executive Retirement Plan, effective January
       1, 1996, filed as Exhibit 10.6 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.6 American Mutual Life Insurance Company Supplemental Pension Plan
       (which was curtailed as of December 31, 1995), filed as Exhibit 10.7 to the registration statement of the Registrant on Form S-1,
       Registration Number 333-12239, is hereby incorporated by reference.
  10.7 Central Life Assurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.8 to the registration statement of the Registrant on Form S-1, Registration
       Number 333-12239, is hereby incorporated by reference.
  10.8 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.9 AmerUs Life Insurance Company Performance Share Plan, filed as
       Exhibit 10.10 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.10 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.11  AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.12  Modification of Real Estate Contract, dated as of July 1, 1996, between AmerUs Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.14 to the registration statement of the
         Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.13 Asset Management and Disposition Agreement, dated January 3, 1995, between American Mutual Life Insurance Company and Central
         Properties, Inc. (now AmerUs Properties, Inc.), filed as Exhibit
         10.15 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.14 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.15 Amended and Restated Agreement and Certificate of Limited Partnership of CPI Housing Partners I, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit
         10.34 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.16 Amended and Restated Agreement of Limited Partnership of American Mutual Affordable Housing Partners, L.P., dated as of September 1, 1995, among GrA Partners Joint Venture, AmerUs Properties, Inc., American Mutual Life Insurance Company, NCC Polar Company and NCC
         Orion Company, filed as Exhibit 10.35 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is
         hereby incorporated by reference.
  10.17 Amended and Restated Agreement and Certificate of Limited Partnership of 65th & Vista, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit 10.36 to the registration statement of the Registrant on Form S-1,
         Registration Number 333-12239, is hereby incorporated by reference.
  10.18 Amended and Restated Agreement and Certificate of Limited Partnership of 60th & Vista, L.P., dated as of September 1, 1995, among I.R.F.B. Joint Venture, American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit 10.37 to the registration statement of the Registrant on Form S-1,
         Registration Number 333-12239, is hereby incorporated by reference.
  10.19  Certificate of Limited Partnership and Limited Partnership Agreement
         of CPI Housing Partners II, L.P., dated March 27, 1995, between
         Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company, filed as Exhibit 10.38 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.20 Amended and Restated Agreement and Certificate of Limited Partnership of API Housing Partners III, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.39 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.21  Certificate of Limited Partnership and Limited Partnership Agreement
         of API Housing Partners IV, L.P., dated as of June 1995, between
         AmerUs Properties, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.40 to the registration statement of the
         Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.22 Amended and Restated Agreement and Certificate of Limited Partnership of API Housing Partners V, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.41 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.23 Amended and Restated Agreement and Certificate of Limited Partnership of API-Chimney Ridge Partners, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.42 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.24  Certificate of Limited Partnership and Limited Partnership Agreement
         of API Housing Partners VI, L.P., dated as of October 10, 1995, between AmerUs Properties, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.43 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.25  Certificate of Limited Partnership and Limited Partnership Agreement
         of 86th & Meredith Associates, L.P., dated as of February 14, 1995, between Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company, filed as Exhibit 10.44 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.26  Certificate of Limited Partnership and Limited Partnership Agreement
         of Altoona Meadows Investors, L.P., dated as of February 22, 1995, between KPI Investments, Inc. and Dennis Galeazzi, filed as Exhibit
         10.45 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.27 First Amendment to the Certificate of Limited Partnership and Limited Partnership Agreement of Altoona Meadows Investors, L.P., dated as of September 28, 1995, between KPI Investments, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.46 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.28 Loan Servicing Agreement, dated August 1, 1990, between Central Life Assurance Company and Midland Financial Mortgages, Inc. (now AmerUs Mortgage), filed as Exhibit 10.47 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.29  Construction Loan Servicing Agreement, dated November 20, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.48 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.30  Loan Servicing Agreement, dated September 1, 1994, between Central
         Life Assurance Company and Midland Savings Bank, FSB (now AmerUs
         Bank), filed as Exhibit 10.50 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.31 Amendment to Service Agreement, dated as of May 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank, filed as
         Exhibit 10.52 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.32 Data Processing Service Agreement, dated November 1, 1989, between Central Life Assurance Company and Midland Financial Savings and Loan Association (now AmerUs Bank), filed as Exhibit 10.29 to Central Resource Group, Inc.'s registration statement on Form S-1,
         Registration No. 33-48359, filed on June 4, 1992), filed as Exhibit
         10.53 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.33 First Amendment to Data Processing Service Agreement, dated as of September 30, 1990, between Central Life Assurance Company and
         Midland Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.54 to the registration statement of the Registrant on Form S-1,
         Registration Number 333-12239, is hereby incorporated by reference.
  10.34  Second Amendment to Data Processing Service Agreement, dated as of
         May 1, 1991, between Central Life Assurance Company and Midland
         Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.55 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.35 Third Amendment to Data Processing Service Agreement, dated as of October 1, 1991, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank), filed as Exhibit 10.56 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.36 Fourth Amendment to Data Processing Service Agreement, dated as of January 2, 1992, between Central Life Assurance Company and Midland Savings Bank, (now AmerUs Bank), filed as Exhibit 10.57 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.37  Fifth Amendment to Data Processing Service Agreement, dated as of
         June 1, 1993, between Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.58 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.38 Sixth Amendment to Data Processing Service Agreement, dated as of September 1, 1995, between American Mutual Life Company and AmerUs Bank, filed as Exhibit 10.59 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.39 Seventh Amendment to Data Processing Service Agreement, dated as of January 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank, filed as Exhibit 10.60 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.40 Data Processing Support Services Agreement, dated as of July 1, 1993, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank), filed as Exhibit 10.61 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.41 Investment Management Agreement, dated as of August 15, 1992, between Central Life Assurance Company and Midland Savings Bank FSB (now
         AmerUs Bank), filed as Exhibit 10.63 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.42 Purchase Agreement, dated as of June 28, 1996, between AmerUs Life Insurance Company and AmerUs Bank, filed as Exhibit 10.65 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.43 Brokerage Contract dated January 1, 1995, among American Mutual Life Insurance Company and Midland Investment Services, Inc. (now AmerUs Investments, Inc.), filed as Exhibit 10.66 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.44 Servicing Agreement, dated March 1, 1992, between Central Life Assurance Company and Midland Investment Services, Inc. (now AmerUs Investments, Inc.), filed as Exhibit 10.67 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.45  Tax Allocation Agreement dated as of November 4, 1996, filed as
         Exhibit 10.68 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.46 Limited Partnership Agreement of Theater Project Limited Partnership dated March 15, 1985, among Tapp Management, Inc., Tapp Management
         Co., Ltd., Michael Longley, Michael A. Hammond and Gary L. Wood along with an Amendment to Certificate of Limited Partnership, dated August 22, 1986, and an Assignment of Limited Partnership Interest, dated November 15, 1992, between F. Barry Tapp and Tapp Development Co., Ltd., and an Amended Certificate of Limited Partnership dated
         December 24, 1992, filed as Exhibit 10.73 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.47 Assignment of Limited Partnership Interest of Theater Project Limited Partnership, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.74 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.48  Certificate of Limited Partnership and Limited Partnership Agreement
         of Lagos Vista Limited Partnership, dated August 10, 1994, between Central Properties, Inc. (now AmerUs Properties, Inc.) and Central
         Life Assurance Company, filed as Exhibit 10.75 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.49 Revolving Credit and Term Loan Agreement, dated as of December 1996, among the Registrant, certain Signatory Banks thereto and The Chase Manhattan Bank, Note issued by the Registrant and Borrower Pledge Agreement, filed as Exhibit 10.80 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.50 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly-owned subsidiary of the Registrant and Delta Life Corporation, filed as
         Exhibit 2.2 to the Registrant's current report on Form 8-K on October 8, 1997, is hereby incorporated by reference.
  10.51 Purchase Agreement between AmerUs Life and AmerUs Bank dated March 5, 1997 relating to the sale of certain loans , filed as Exhibit 10.82 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
  10.52 Letter Agreement dated as of March 1, 1997 between AmerUs Life and AmerUs Mortgage relating to the purchase of residential mortgage loans, together with an amendment thereto dated March 11, 1997 , filed as Exhibit 10.83 to the registration statement of the
         Registrant on Form S-4, Registration Number 333-40065, is
         incorporated by reference.
  10.53 Credit Agreement, dated as of October 23, 1997, among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent , filed as Exhibit 10.84 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
  10.54 Coinsurance Agreement, effective February 1, 1996, between Delta Life and Annuity Company and London Life Reinsurance Company , filed as
         Exhibit 10.85 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
  10.55  AmVestors Financial Corporation 1996 Incentive Stock Option Plan,
         filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571
         dated October 21, 1996.
  10.56 1989 Non-Qualified Stock Option Plan adopted March 17, 1989, filed as Exhibit (10)(q) to Form 10-K of AmVestors Financial Corporation,
         dated April 12, 1989, is hereby incorporated by reference.
  10.57* Amended and Restated Miscellaneous Service Agreement, dated as of
         July 21, 1997, among American Mutual Holding Company, Registrant, AmerUs Life Insurance Company, AmerUs Group Co., AmerUs Bank, AmerUs Mortgage, Inc., Iowa Realty Co., Inc., Iowa Title Company, AmerUs Insurance, Inc., AmerUs Properties, Inc., AmerUs Direct, Inc.
  10.58* Lease - Business Property, dated December 1, 1996, between AmerUs
         Properties, Inc. and AmerUs Life Insurance Company, property 611
         Fifth Avenue, Des Moines, Iowa.
  10.59* First Amendment dated February 1, 1998 to Lease Agreement dated
         December 1, 1996 between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa.
  10.60* Lease - Business Property, dated December 1, 1996, between AmerUs
         Properties, Inc. and AmerUs Life Insurance Company, 1213 Cherry
         Street, Des Moines, Iowa.
  10.61* Lease - Business Property, dated December 1, 1996, between AmerUs
         Properties, Inc. and the Registrant, property 418 Sixth Avenue
         Moines, Iowa.
  10.62* Lease - Business Property, dated December 31, 1997, between AmerUs
         Properties, Inc. and the Registrant property, 699 Walnut Street, Des Moines, Iowa.
  10.63* First Amendment dated February 1, 1998 to lease dated December 31,
         1997 between AmerUs Properties and the Registrant.
  10.64* Servicing Agreement, dated March 5, 1997, between AmerUs Life
         Insurance Company and AmerUs Properties, Inc.
  10.65* First Amended and Restated Articles of Limited Partnership of
         Cotton Mill Limited Partnership, dated as of September 30, 1996, among API-Cotton Mill Partners, L.P., Historic Restoration
         Incorporated and AmerUs Management, Inc.
  10.66* Articles of Organization of AmerUs-Blackstone, L.L.C. dated
         July 8, 1997.
  10.67* First Amended and Restated Articles of Limited Partnership of
         Blackstone Hotel Partners L.P. dated as of July 23, 1997.
  10.68* First Amended and Restated Limited Partnership Agreement of Briggs
         Renewal Limited Partnership dated as of November 18, 1997.
  10.69* Declaration of Operating Agreement of AmerUs-Blackstone, L.L.C.,
         dated as of July 23, 1997.
  10.70* Open Line of Credit Application and Terms Agreement, dated March 3,
         1997, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company.
  10.71* Certificate of Limited Partnership Agreement of API Cottonmill
         Partners, L.P., dated as of June 21, 1996, among AmerUs Management, Inc. and AmerUs Properties, Inc..
  12*    Computation of Ratios of Earnings to Fixed Charges
  21.1*  List of Subsidiaries of the Registrant
  23.1*  Consent of KPMG Peat Marwick LLP
  27.1*  Financial Data Schedule
  27.2*  Financial Data Schedule
  27.3*  Financial Data Schedule
  99.3 Employment Agreement, dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life
       Insurance Company, Inc., AmVestors Investment Group, Inc. and
       American Investors Sales Group, Inc., filed as Exhibit 99.3 to the registration statement of the Registrant on Form S-4, Registration
       Number 333-40065, is incorporated by reference.
  99.4 Agreement of Sale, dated as of October 22, 1997, by and between R.
       Rex Lee and AmerUs Group, Co., filed as Exhibit 99.4 to the registration statement of the Registrant on Form S-4, Registration
       Number 333-40065, is incorporated by reference.
--------------------------
* filed with this annual report.

SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERUS LIFE HOLDINGS, INC.


                                /s/ Roger K. Brooks
Date:  March 25, 1998           --------------------------------------
                                Roger K. Brooks
                                Chairman, President and
                                Chief Executive Officer

                               POWER OF ATTORNEY

  We, the undersigned officers and directors of AmerUs Life Holdings, Inc., hereby severally and individually constitute and appoint Michael E. Sproule, Michael G. Fraizer and James A. Smallenberger, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done on the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by or said attorneys and agents or each of them to any and all such amendments and instruments.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

  /s/ Roger K. Brooks
------------------------------------ Chairman, President and Chief Executive
       Roger K. Brooks               Officer (principal executive officer)
                                     and Director

  /s/ Michael E. Sproule
------------------------------------ Executive Vice President and Chief
       Michael E. Sproule            Financial Officer (principal financial
                                     officer)

  /s/ Michael G. Fraizer
------------------------------------ Senior Vice President and Controller/
       Michael G. Fraizer            Treasurer (principal accounting
                                     officer)


  /s/ John R. Albers

------------------------------------ Director
       John R. Albers

  /s/Malcolm Candlish
------------------------------------ Director
       Malcolm Candlish

  /s/ Maureen M. Culhane
------------------------------------ Director
       Maureen M. Culhane

 /s/ Thomas F. Gaffney
------------------------------------ Director
       Thomas F. Gaffney

  /s/ Ilene B. Jacobs
------------------------------------ Director
       Ilene B. Jacobs

  /s/ Sam C. Kalainov
------------------------------------ Director
       Sam C. Kalainov

  /s/ Ralph W. Laster, Jr.
------------------------------------ Director
       Ralph W. Laster, Jr.

  /s/ John W. Norris, Jr.
------------------------------------ Director
       John W. Norris, Jr.

  /s/ Jack C. Pester
------------------------------------ Director
       Jack C. Pester

 /s/ John A. Wing
------------------------------------ Director
       John A. Wing

                           AMERUS LIFE HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                 F-2
Consolidated Balance Sheets as of
     December 31, 1997 and 1996                                  F-3 through F-5
Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995                            F-6 through F-7
Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995        F-8 through F-9
Consoldiated Statements of Cash Flows for the years
     ended December 31, 1997, 1996 and 1995                    F-10 through F-12
Notes to Consolidated Financial Statements                     F-13 through F-61

  Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a signficiant subsidiary.

         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AmerUs Life Holdings, Inc.:

  We have audited the accompanying consolidated balance sheets of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                KPMG Peat Marwick LLP

Des Moines, Iowa
February 13, 1998

                            AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                                  (In thousands)



                                               1997           1996
                                               ----           ----
Assets
Investments:
  Securities available-for-sale at fair value: (note 2)
    Fixed maturity securities                     $6,851,427   $2,414,807
    Equity securities (note 5)                        61,480       64,033
    Short-term investments                            12,595       13,288
  Fixed maturity securities held for
    trading purposes (note 2)                         22,955            -
  Mortgage loans on real estate (note 3)             462,473      225,743
  Real estate                                          8,670        4,561
  Policy loans                                       117,865       65,183
  Other investments                                  158,073       93,228
                                                   ---------    ---------
       Total investments                           7,695,538    2,880,843
Cash                                                  58,081        1,814
Accrued investment income                             84,713       30,792
Premiums and fees receivable                           3,445        1,489
Reinsurance receivables                                6,203        1,329
Deferred policy acquisition costs (note 4)           118,896      120,481
Value of business acquired (note 16)                 266,014            -
Investment in unconsolidated subsidiaries             26,849       23,461
Goodwill (note 14)                                   220,250            -
Property and equipment                                22,863        4,393
Other assets                                         359,308       49,459
Closed block assets                                1,391,848    1,270,168
                                                 -----------   ----------
       Total assets                              $10,254,008   $4,384,229
                                                 ===========   ==========


Liabilities and Stockholders' Equity
Liabilities:
  Policy reserves and policyowner funds:
    Future life and annuity policy
    benefits                                      $7,074,444   $2,053,740
    Policyowner funds                                 89,641       55,369
                                                 -----------   ----------
                                                   7,164,085    2,109,109

  Accrued expenses                                    39,095       14,227
  Dividends payable to policyowners                    1,575            -
  Policy and contract claims                           4,548        7,039
  Income taxes payable                                12,753       25,182
  Deferred income taxes (note 6)                      16,914        1,337
  Other liabilities                                  111,180       64,173
  Debt (note 5)                                      266,435      188,381
  Closed block liabilities                         1,623,432    1,517,271
                                                 -----------   ----------
       Total liabilities                           9,240,017    3,926,719
                                                 -----------   ----------

Company-obligated mandatorily redeemable
  preferred capital securities of
  subsidiary trust holding solely junior
  subordinated debentures of the Company
  (note 5)                                            86,000            -
                                                 -----------   ----------
Stockholders' equity: (note 11)
  Preferred stock, no par value,
    20,000,000 shares authorized,
    none issued                                            -            -
  Common stock, Class A, no par value,
    75,000,000 shares authorized;
    issued and outstanding  29,734,918
    shares in 1997 and 14,500,000 shares
    in 1996                                           29,735       14,500
  Common stock, Class B, no par value,
    50,000,000 shares authorized;
    5,000,000 shares issued and
    outstanding                                        5,000        5,000
  Unrealized appreciation of
    available-for-sale securities(note 2)             55,747       35,300
  Paid-in capital                                    383,686            -
  Retained earnings                                  453,823      402,710
                                                 -----------   ----------
       Total stockholders' equity                    927,991      457,510
                                                 -----------   ----------
Commitments and contingencies (note 10)
  Total liabilities and
    stockholders' equity                         $10,254,008   $4,384,229
                                                 ===========     ==========

See accompanying notes to consolidated financial statements.


                            AMERUS LIFE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995
                                  (In thousands)

                                                   1997      1996      1995
                                                   ----      ----      ----
Revenues:
 Insurance premiums                              $48,127   $138,476  $244,087
 Universal life and annuity product charges       43,441     49,347    57,370
 Net investment income (note 2)                  224,431    228,625   285,244
 Realized gains on investments (note 2)           13,791     65,983    51,387
 Contribution from the Closed Block               31,045     19,909         -
                                                 -------   --------   -------
                                                 360,835    502,340   638,088
                                                 -------   --------  --------
Benefits and expenses:
 Policyowner benefits                            193,237    261,869   374,620
 Underwriting, acquisition, and insurance
  expenses                                        51,663     54,857    50,909
 Amortization of deferred policy acquisition
  costs (note 4)                                  20,987     40,160    50,239
 Dividends to policyowners                         1,587     26,324    49,414
                                                --------   --------  --------
                                                 267,474    383,210   525,182
                                                --------   --------  --------
Income from operations                            93,361    119,130   112,906

Interest expense                                  14,980      2,142     2,356
                                                --------    -------   -------
Income before income tax expense and
 equity in earnings of unconsolidated
 subsidiary                                       78,381    116,988   110,550
Income tax expense (note 6)                       22,022     43,859    41,202
                                                 -------    -------   -------
Income before equity in earnings of
 unconsolidated subsidiary                        56,359     73,129    69,348
Equity in earnings of unconsolidated
 subsidiary                                        1,700      1,044         -
                                                 -------    -------   -------
    Net income                                   $58,059    $74,173   $69,348
                                                 =======    =======   =======

  Earnings per common share: (note 15)
    Basic                                           $2.47      $3.20     $2.99
                                                     ====       ====      ====
    Diluted                                         $2.46      $3.20     $2.99
                                                     ====       ====      ====
    Weighted average common shares outstanding:
    Basic                                     23,536,666  23,155,989  23,155,989
                                              ==========  ==========  ==========
    Diluted                                   23,572,259  23,155,989  23,155,989
                                              ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                                        AMERUS LIFE HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               Years ended December 31, 1997, 1996, and 1995
                                              (In thousands)

                                                                           Unrealized
                                                                          appreciation
                                                                      (depreciation) of
                                                                          available               Total
                                        Common Stock                       Additional for-sale   stock-
                                      -------------         Paid in        securities Retained   holders'
                                   Class A       Class B     Capital       (Note 2)   earnings    equity
                                   -------       --------       -------- --------      ------    ----------
Balance at December 31, 1994          $ -              $-          -        $15,320   $403,003  $418,323
   Net income                           -               -          -                    69,348    69,348
   Net unrealized appreciation          -               -          -         93,394          -    93,394
   Dividend to American
    Mutual Holding Company
    (note 8)                            -               -          -              -    (41,156)  (41,156)
                                    ----            ----        ----        --------   --------  --------
Balance at December 31, 1995            -              -           -        108,714    431,195   539,909
   Net income                           -              -           -              -     74,173    74,173
   Net unrealized depreciation          -              -           -        (73,414)         -   (73,414)
   Dividend to American
    Mutual Holding Company
      (note 8)                          -              -           -              -     (4,158)   (4,158)
   Capital Contributions to
    Affiliates (note 8)                -               -           -              -    (79,000)  (79,000)
   Issuance of common stock       14,500           5,000           -                   (19,500)        -
                                  ------          ------     -------          ------    -------  --------
Balance at December 31, 1996      14,500           5,000           -          35,300    402,710   457,510
   Net income                                                      -               -     58,059    58,059
   Net unrealized appreciation                                     -          20,447          -    20,447
   Issuance of common stock       15,235               -     383,686               -          -   398,921
   Dividends declared on
    common stock                       -               -           -               -    (6,946)   (6,946)
                                 -------          ------    --------        -------    --------  --------
Balance at December 31, 1997     $29,735          $5,000    $383,686         $55,747   $453,823  $927,991
                                 =======          ======    ========         =======   ========  ========

See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995
                                  (In thousands)



                                                 1997     1996      1995
                                                 ----     ----      ----
Cash flows from operating activities:
 Net income                                    $58,059   $74,173   $69,348
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Policyowner assessments on universal
    life and annuity products                  (43,441)  (49,347)  (57,370)
  Interest credited to policyowner
    account balances                           127,066   109,457   123,360
  Realized investment gains                    (13,791)  (65,983)  (51,387)
  Change in:
    Accrued investment income                     (351)    8,033     1,485
    Reinsurance ceded receivables               (1,548)   (6,708)     (223)
    Deferred policy acquisition costs          (30,366)  (12,235)   (7,491)
    Liabilities for future policy benefits     (21,448)   16,504    94,856
    Policy and contract claims and other
     policyowner funds                          (2,727)   (9,578)    6,814
    Income taxes:
     Current                                    (1,552)    6,422     3,298
     Deferred                                    2,156    (7,181)   (3,105)
  Other, net                                    16,363    15,127     9,538
  Change in Closed Block assets
    and liabilities, net                       135,970    68,870         -
                                               -------   -------  --------
  Net cash provided by operating activities    224,390   147,554   189,123
                                               -------    ------   -------

Cash flows from investing activities:
 Purchase of fixed maturities
   available for sale                       (1,473,579)(1,423,268)(887,971)
 Maturities, calls, and principal
  reductions of fixed maturities
   available for sale                        1,361,312 1,362,115   595,879
 Purchase of equity securities                 (53,850) (280,215) (117,345)
 Proceeds from sale of equity securities        67,794   363,358   178,115
 Proceeds from repayment and sale
   of mortgage loans                           171,082   119,061   112,484
 Purchase of mortgage loans                   (137,222)  (46,532)  (37,328)
 Purchase of real estate and other
   invested assets                             (22,524)  (59,119)  (28,490)
 Proceeds from sale of real estate and
   other invested assets                             -    26,023     31,484
 Change in policy loans, net                    (9,625)   (6,630)  (10,532)
 Tax on capital gains                           (4,550)  (22,255)  (16,524)
 Other assets, net                              89,109   (73,735)   44,855
 Acquisitions, net of cash acquired           (153,798)        -         -
 Change in Closed Block
   investments, net                           (103,401)  (69,550)        -
 Initial establishment of the
   Closed Block                                      -   (22,925)        -
                                             ---------  --------- --------
   Net cash used in investing activities      (269,252) (133,672) (135,373)
                                             ---------  --------- --------
Cash flows from financing activities:
 Deposits to policyowner account balances      122,531   156,420   272,431
 Withdrawals from policyowner account
    balances                                  (233,537) (293,521) (302,291)
 Change in debt, net                            78,054   160,642    (1,496)
 Dividends to American Mutual
   Holding Company                                   -    (4,158)  (41,156)
 Dividend to shareholders                       (6,946)        -         -
 Issuance of company-obligated mandatory
   redeemable capital securities                86,000         -         -
 Net proceeds from initial public stock
   offering                                     55,027         -         -
 Capital contribution to affiliates                  -   (36,071)        -
                                              --------   --------  -------
   Net cash provided by (used in)
    financing activities                       101,129   (16,688)  (72,512)
                                              --------   --------  -------
   Net (decrease) increase in cash              56,267    (2,806)  (18,762)
Cash at beginning of period                      1,814     4,620    23,382
                                              --------   --------  -------
Cash at end of period                          $58,081    $1,814    $4,620
                                              ========   ========  =======
Supplemental disclosure of cash activities:
 Interest paid                                 $10,420    $2,224    $2,356
                                              ========   =======   =======
 Income taxes paid                             $33,030   $45,417   $51,900
                                              ========   =======   =======



                                                 1997        1996      1995
                                                 ----        ----      ----

Supplemental disclosure of non-cash
investing and financing activities:
  Issuance of Class A and Class B
    Common Stock related to the
    Reorganization as a
    reclassification of retained
    earnings                               $        -    $19,500  $       -
                                           ==========    =======  =========

Details of acquisitions:
 Fair value of assets acquired            $5,744,191     $      - $       -
 Liabilities assumed                       5,190,829            -         -
                                          ----------      -------    ------
 Carrying value of acquisitions              553,362            -         -
 Common stock issued                        (343,894)           -         -
 Warrants, options and SAR's
  rolled over                                (23,184)           -         -
 Payments made on liabilities
  included above                              25,800            -         -
                                          ----------    --------    -------
Cash paid                                    212,084            -         -
Less cash acquired                            58,286            -         -
                                          ----------    --------    -------
Net cash paid for acquisitions              $153,798    $       -   $     -
                                          ==========    ========    =======
Capital Contribution to Affiliates:
  Net transfer of invested assets:
    Fixed maturities                        $       -    $ 3,550    $     -
    Real estate                                     -     38,432          -
    Mortgage loans                                  -      9,309          -
    Equity securities                               -        802          -
    Debt assumed from affiliates                    -     (9,164)         -
                                           ----------    --------   -------
  Total non-cash items contributed                  -     42,929          -
  Cash contributed                                  -     36,071          -
                                           ----------    --------  --------
                                           $        -    $79,000 $        -
                                           ==========    ========  ========


See accompanying notes to consolidated financial statements.
                            AMERUS LIFE HOLDINGS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Summary of Significant Accounting Policies

 Nature of Operations

  AmerUs Life Holdings, Inc.'s (the "Company") operations consist primarily of marketing, underwriting, and distributing life insurance, annuities, and related products to individuals throughout the United States. The Company's products are sold through a career general agency system, a personal producing general agency system and national networks of independent agents. The life insurance and annuity operation is the Company's only business segment.

 Organization and Principles of Consolidation

  The Company was formed on August 1, 1996 in conjunction with a plan of reorganization (the "Reorganization") of the former American Mutual Life Insurance Company ("American Mutual Life"). Pursuant to this Reorganization which became effective on June 30, 1996, American Mutual Life was converted to a mutual insurance holding company structure whereby American Mutual Holding Company ("AMHC"), a mutual insurance holding company, was formed. Additionally, American Mutual Life was converted to a stock life insurance company and renamed AmerUs Life Insurance Company ("AmerUs Life"). All of the initial shares of capital stock of AmerUs Life were issued to AMHC.

  On August 1, 1996, AMHC contributed all of its shares of capital stock of AmerUs Life to AmerUs Group Co. ("AmerUs Group"). On the same date, the Company was formed and all of its shares of capital stock were issued to AmerUs Group.

  As a result of the Reorganization, AMHC indirectly owned, through AmerUs Group, 14,500,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock of the Company. The Class B Common Stock must be held, directly or indirectly, by AMHC. The Class B Common Stock is generally convertible on a share-for-share basis for Class A Common Stock. Each share of Class A and Class B Common Stock entitles its holder to one vote per share; however, the voting rights of the Class B shares are adjusted to ensure that votes of the Class B shares together with the votes of Class A shares held by the Class B shareholders will always have a majority of the votes. AMHC must directly or indirectly control a majority of the voting shares of the Company. In addition, as long as the members of AMHC own directly or indirectly more than 50 percent of the voting power of the outstanding voting stock, AMHC is entitled to equity purchase rights which provide for the Company to notify AMHC in writing of a proposed sale of voting stock or any options, warrants, or rights to acquire voting stock. AMHC has the right to purchase the same proportionate number of shares being offered for sale as AMHC owns of the total shares at the time of the registration.

  In February 1997, AmerUs Group sold 2,793,489 shares of the Company's Class A common stock to the public and the Company issued 3,655,989 shares of its Class A common stock in an initial public offering for gross proceeds of $56.7 million.

  On December 19, 1997, the Company acquired 100% of the outstanding common stock of AmVestors Financial Corporation ("AmVestors") in exchange for 11,578,929 shares of the Company's Class A common stock valued at approximately $350 million. After the transaction, AmerUs Group's ownership of the Company was reduced to 50.04%.

   AmVestors' principal operating subsidiaries are American Investors Life Insurance Company, Inc. ("American"), a Kansas domiciled life insurance company licensed in 48 states and the District of Columbia; and Financial Benefit Life Insurance Company ("FBL"), which AmVestors acquired in April, 1996, a Kansas domiciled life insurance company doing business in 40 states, the District of Columbia, and the U.S. Virgin Islands. With the acquisition of AmVestors, the Company assumed 710,543 currently outstanding warrants to acquire shares of AmVestors common stock. As a result of the merger of the two companies, AmVestors shareholders received .6724 shares of AmerUs stock for each share of AmVestors stock. Applying the foregoing ratio, and upon payment of the original exercise price of $16.42 per warrant, 704,338 of these warrants may be exchanged for 473,596 shares of AmerUs stock. The remaining 6,205 warrants may be exchanged pursuant to the same ratio for 4,171 shares of AmerUs stock upon the payment of exercise prices between $2.36 and $3.72 per warrant.

  On October 23, 1997, the Company acquired all of the outstanding capital stock of Delta Life Corporation ("Delta") for approximately $165 million in cash. Delta's principal wholly-owned subsidiary is Delta Life and Annuity Company ("Delta Life"), an Iowa domiciled life insurance company formed in 1955. Delta Life is licensed in the District of Columbia and in all states except New York, and specializes in the sale of individual single and flexible premium deferred annuities through a network of independent agents.

Basis of Presentation

  The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in conformity with Generally Accepted Accounting Principles ("GAAP") which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

  The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of the Company and its wholly-owned subsidiaries, principally, AmerUs Life, AmVestors and Delta.

  The preparation of consolidated financial statements in conformity with
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual
results could differ from those estimates.   Certain balances for 1995 and 1996
have been reclassified to conform to the 1997 presentation format.

Closed Block

  The Reorganization contained an arrangement, known as a closed block (the "Closed Block"), to provide for dividends on policies that were in force generally on June 30, 1996 and were within the classes of individual policies for which AmerUs Life had a dividend scale in effect at the time of the Reorganization. The Closed Block was designed to give reasonable assurance to owners of affected policies that assets will be available to support such policies, including maintaining dividend scales in effect at the time of the Reorganization, if the experience underlying such scales continues. The assets, including revenue therefrom, allocated to the Closed Block will accrue solely to the benefit of the owners of policies included in the Closed Block until the Closed Block is no longer in effect. The Company will not be required to support the payment of dividends and interest credits on the Closed Block policies from its general funds, although it could choose to provide such support. The Company will continue to pay guaranteed benefits under all policies, including policies included in the Closed Block, in accordance with their terms.

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

  Summarized financial information of the Closed Block as of December 31, 1997 and 1996 and for the year ended December 31, 1997 and for the six months ended December 31, 1996, is as follows (in thousands):

                                                               December 31,
                                                        1997             1996
                                                        ----             ----
Assets:
Fixed maturity securities, at fair value
    (amortized cost of 1997 - $1,004,976;
    1996 - $883,351)                                     $1,053,066     $901,261
Short-term investments, at fair value                           660        3,126
Policy loans                                                168,368      166,827
Other investments                                               591            -
Cash                                                             21            3
Accrued Investment Income                                    12,617       10,798
Premiums and fees receivable                                  3,591        4,998
Deferred policy acquisition costs                           143,765      175,235
Other assets                                                  9,169        7,920
                                                         ----------   ----------
                                                         $1,391,848   $1,270,168
                                                         ==========   ==========



Liabilities:
Future life and annuity policy benefits                  $1,448,725  $1,363,073
Policyowner funds                                             6,786       7,602
Accrued expenses                                              5,980       2,969
Dividends payable to policyowners                           135,985     132,661
Policy and contract claims                                    5,966       4,765
Other liabilities                                            19,990       6,201
                                                         ----------  ----------
                                                         $1,623,432  $1,517,271
                                                         ==========  ==========

Revenues and Expenses:
Insurance premiums                                         $206,145    $108,315
Universal life and annuity product charges                   17,465       9,324
Net investment income                                       113,759      56,329
Realized gains on investments                                   718         481
Policyowner benefits                                       (209,377)   (103,951)
Underwriting, acquisition, and insurance expenses            (6,604)     (2,969)
Amortization of deferred policy acquisition costs           (31,470)    (18,412)
Dividends to policyowners                                   (59,591)    (29,208)
                                                         ----------   ----------
    Contribution from the Closed Block before
         income taxes                                       $31,045     $19,909
                                                         ==========   =========

 Investments

  Investments in fixed maturity and equity securities that are to be held for indefinite periods of time are reported as securities available for sale. Securities available for sale are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting from changes in the fair value of these securities are reflected as a component of stockholders' equity. These unrealized gains or losses in stockholders' equity are reported net of taxes and adjustments to deferred policy acquisition costs.

  Investments in debt securities which were purchased principally for the purpose of selling such securities in the near term are classified as trading securities and are carried at market. Unrealized gains (losses) are included in earnings.

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

Interest Rate Swaps, Caps, Swaptions and Options

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

  The Company has equity-indexed annuity products that guarantee the return of principal to the customer and credits interest based on a percentage of the gain in the S&P 500 Index -Registered Trademark-. A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 Index -Registered Trademark-. The call options provide the Company the opportunity to participate in the increases of the S&P 500 Index -Registered Trademark- if the market advances.

Policy Acquisition Costs

  Certain commissions, policy issue and underwriting costs, and other variable costs incurred to acquire or renew traditional life insurance, universal life insurance, and annuity products have been deferred. The method of amortizing deferred policy acquisition costs for traditional life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company's surplus. Deferred policy acquisition costs for participating traditional life insurance are amortized over the life of the policies generally in proportion to the present value of estimated gross margins. Non-participating traditional life insurance deferred policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. For universal life insurance and annuity products, deferred policy acquisition costs are amortized generally in proportion to the present value of estimated gross margins from surrender charges and investment, mortality, and expense margins. The amortization for participating traditional life, universal life, and annuity products is adjusted retrospectively when current or estimated future gross margins on the underlying policies vary from previous estimates. The deferred policy acquisition cost asset is adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities.

Value of Business Acquired

  Value of Business Acquired ("VOBA") from insurance companies acquired represents the portion of the purchase price allocated to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. This cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.

  The expected future cash flows used in determining such value are based on actuarially determined projections of future premium receipts, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets retained to support the policy liabilities and other factors. These projections take into account all factors known or expected at the valuation date, based on the judgment of management. The actual experience on purchased business may vary from projections due to differences in renewal premium, investment spread, investment gains or losses, mortality and morbidity costs and other factors.

  The discount rate used to determine the value of policies purchased is the rate of return required in order to invest in the business being acquired. Factors in determining this rate include the cost of capital required to fund the acquisition; the acquired company's compatibility with other Company activities that may impact future cash flows; the complexity of the acquired company; and recent discount rates used by others to determine valuations to acquire similar blocks of business.

  VOBA is amortized based on the incidence of the expected cash flows using
the interest rate credited to the underlying policies.   If cash flows differ
from expectations, the amortization of the VOBA is adjusted. Each year, the recoverability of the VOBA is evaluated and if the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover the VOBA, the difference is charged to expense as an additional write-off of the VOBA.

Goodwill

  Goodwill represents the excess of the amount paid to acquire a company over the fair value of its net assets. Goodwill is amortized on a straight-line basis over a thirty year period. The value of goodwill is monitored based on the estimates of future earnings. If it is determined that future earnings do not support the recoverability of goodwill, its carrying value is reduced by a corresponding charge to expense.

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

 Future Policy Benefits

  The liability for future policy benefits for traditional life insurance is computed using the net level method, utilizing the guaranteed interest and mortality rates used in calculating cash surrender values as described in the contracts. Reserve interest assumptions range from 2.00 percent to 7.25 percent. The weighted average assumed interest rate for all traditional life policy reserves was 4.27 percent in 1997, 4.23 percent in 1996 and 4.20 percent in 1995. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

  Future policy benefit reserves for universal life insurance and annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. The weighted average interest crediting rates for universal life products were 6.23 percent in 1997,
6.27 percent in 1996 and 6.46 percent in 1995. The range of interest crediting rates for annuity products excluding bonus interest payouts, were 4.50 to 6.70 percent in 1997, 4.50 to 6.15 percent in 1996 and 4.75 to 8.00 percent in 1995.

 Participating Policies

  Participating policies entitle the policyowners to receive dividends based on actual interest, mortality, morbidity, and expense experience for the related policies. These dividends are distributed to the policyowners through an annual dividend using current dividend scales which are approved by the board of directors. Nearly 100 percent of traditional life policies are currently paying dividends and traditional life policies represent approximately 59 percent of the Company's individual life policies in force.

Property and Equipment

  Property and equipment is recorded at cost and is depreciated principally under the straight-line method.

Stock-Based Compensation

  SFAS 123, "Accounting for Stock-Based Compensation," requires increased disclosure of compensation expense arising from stock compensation plans. SFAS 123 encourages rather than requires companies to adopt a new method of accounting for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted to continue accounting under APB Opinion 25 which requires compensation cost be recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion 25 in its consolidated financial statements and has disclosed pro forma net income and earnings per share information.

Guaranty Fund Assessments

  The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyowners and claimants in the event of insolvency of other life insurance companies. As of December 31, 1997, the Company has accrued for the gross amount of guaranty fund assessments for known insolvencies net of estimated recoveries of premium tax offsets.

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

Income Taxes

  The Company and its subsidiaries, with the exception of American Vanguard Life, filed a consolidated federal income tax return with the non-life insurance subsidiaries of AMHC through February 3, 1997. For the short tax year beginning February 4, 1997 the Company and its subsidiaries, with the exception of AmerUs Life and American Vanguard Life Insurance Company (which file a consolidated life insurance federal income tax return), Delta, American and FBL (which file separate federal income tax returns), file a consolidated federal income tax return. The separate return method is used to compute the Company's provision for federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

Earnings Per Share

  The Company adopted the provisions of SFAS 128, "Earnings per Share", which had no effect on the Company's previously reported earnings per share information for 1996 and 1995. Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method.

Emerging Accounting Matters

  SFAS 130

  In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components: revenues, expenses, gains, and losses. All items that are required to be recognized under accounting standards as components of comprehensive income, consisting of changes in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, are to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements beginning after December 15, 1997. The provisions of SFAS 130 are of a reporting nature and are not expected to have an impact on the financial position or results of operations of the Company.

  SFAS 131

  In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public businesses report information about operating segments in financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The provisions of SFAS 131 are of a reporting nature and are not expected to have an impact on the financial position or results of operations of the Company, as the life insurance and annuity operation is the Company's only business segment.

  SFAS 132

  In February 1998, the FASB issued Statement 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits". SFAS 132 standardizes an employer's disclosures about pension and other postretirement benefit plans, requires additional information on the benefit obligations and fair values of plan assets and on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures. SFAS 132 is effective for financial statements for periods beginning after December 15, 1997. The provisions of SFAS 132 are of a reporting nature and are not expected to have an impact on the financial position or results of operations of the Company.

  SOP 97-3

  In December 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on when an insurance or other enterprise should recognize a liability for guaranty fund and other assessments and on how to measure such liability. SOP 97-3 is effective for fiscal years beginning after December 15, 1998; however, its adoption will not have a material impact on the financial position or results of operations as the Company currently estimates assessment liabilities when a determination of an insolvency has occurred.

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

(2)     Investments

  The Company's investments at December 31, 1997 and 1996 are classified as available-for-sale securities and trading securities and are summarized as follows:

                                                     Gross     Gross
                                       Amortized  UnrealizedUnrealized  Fair
                                         Cost       Gains      Losses  Value
                                       ---------   -------------------  -----
                                                     (In thousands)
 Fixed maturity securities
  available-for-sale
  at December 31, 1997:
  Corporate bonds                       $3,513,858   $85,494  $2,347  $3,597,005
  U.S. government bonds                     49,058       555      11      49,602
   State and political subdivisions          9,563        65       5       9,623
  Foreign government bonds                  68,592     4,048   1,469      71,171
  Mortgage-backed bonds                  3,002,523    33,897   1,669   3,034,751
  Redeemable preferred stock                87,233     2,042       -      89,275
                                        ----------  --------  ------  ----------
Fixed maturities available for sale     $6,730,827  $126,101  $5,501  $6,851,427

Fixed maturity securities held for
 trading purposes:
 Corporate bonds                            22,799         -       -      22,799
 Redeemable preferred stock                    156         -       -         156
                                        ----------  --------  ------   ---------
Fixed maturities held for trading
 purposes                                   22,955         -       -      22,955
                                        ----------  --------  ------   ---------

 Total fixed maturities                 $6,753,782  $126,101  $5,501  $6,874,382
                                        ==========  ========  ======  ==========

 Equity securities-available for sale      $60,262    $1,218  $    -     $61,480
                                           =======    ======  ======     =======
 Short-term investments-available
  for sale                                 $12,595    $    -  $    -     $12,595
                                           =======    ======  ======     =======
</TABLE

                                                   Gross      Gross
                                     Amortized  unrealized unrealized    Fair
                                         Cost     gains       losses    value
                                       --------   --------  --------- -------
                                                   (In thousands)
Available-for-sale securities at December 31, 1996:
 Fixed maturity securities:
  Corporate bonds                    $1,391,421   $60,164   $4,915 $1,446,670
  U.S. government bonds                  41,270       222      109     41,383
  Foreign government bonds               20,114     1,638       78     21,674
  Mortgage-backed bonds                 819,264    22,751    2,054    839,961
  Redeemable preferred stock             63,806     1,418      105     65,119
                                     ----------   -------   ------ ----------
                                     $2,335,875   $86,193   $7,261 $2,414,807
                                     ==========   =======   ====== ==========
 Equity securities                      $60,247    $3,832      $46    $64,033
                                     ==========   =======   ====== ==========
 Short-term investments                 $13,288   $     -   $    -    $13,288
                                     ==========   =======   ====== ==========

  The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1997, are summarized by stated maturity as follows:

                                                 Amortized     Fair
                                                   Cost        Value
                                                ----------   ---------
                                                     (In thousands)
Fixed maturity available for sale:
    Due in 1998                                   $   64,992    $ 65,305
    Due in 1999 - 2003                             1,337,084   1,358,847
    Due in 2004 - 2008                             1,495,019   1,526,514
    Due after 2008                                   831,209     866,010
Mortgage-backed securities                         3,002,523   3,034,751
                                                  ----------  ----------
                                                  $6,730,827  $6,851,427
                                                  ----------  ----------

Fixed maturity trading:
    Due in 1998                                      $     -     $     -
    Due in 1999 - 2003                                 1,455       1,455
    Due in 2004 - 2008                                18,500      18,500
    Due after 2008                                     3,000       3,000
    Mortgage-backed securities                             -           -
                                                 ----------- -----------
                                                      22,955      22,955
                                                  ----------  ----------
    Total                                         $6,753,782  $6,874,382
                                                  ==========  ==========

  The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  The ratings of the Company's fixed maturity securities at December 31, 1997, using Standard & Poor's rating service, are summarized as follows (in thousands):

Treasuries and AAA                                $3,792,038
AA                                                   983,380
A                                                    921,431
BBB                                                  964,924
BB                                                   130,603
Less than BB                                          82,006
                                                  ----------
                                                  $6,874,382
                                                  ==========

  Major categories of investment income are summarized as follows:

                                            Years ended December 31,
                                           ---------------------------
                                          1997       1996       1995
                                          ----       ----       ----
            (In thousands)
Fixed maturity securities                 $178,429  $195,073  $231,208
Equity securities                            9,122     2,993     6,311
Mortgage loans on real estate               30,373    26,254    33,738
Real estate                                  1,048     6,891     9,729
Policy loans                                 5,215     9,426    14,043
Other                                       10,036       600     5,211
                                          --------  --------  --------
  Gross investment income                  234,223   241,237   300,240
Investment expenses                          9,792    12,612    14,996
                                          --------  --------  --------
Net investment income                     $224,431  $228,625  $285,244
                                          ========  ========  ========


  Investment expenses include depreciation on real estate of $0.3 million, $2.0 million and $2.9 million in the years ended December 31, 1997, 1996 and 1995, respectively.

  The foregoing summarization does not include investment income attributable to Closed Block investments of $113.8 million and $56.3 million for the year ended December 31, 1997 and the six months ended December 31, 1996, respectively.

  Realized gains and losses on investments and provisions for losses are summarized as follows:

                                                  Years ended December 31,
                                                  --------------------------
                                                 1997     1996     1995
                                                 ----     ----     ----
                                                      (In thousands)
Securities available-for-sale:
 Fixed maturity securities:
  Gross realized gains                         $15,862   $21,088   $18,652
  Gross realized losses                         (9,335)  (13,331)   (9,240)
 Equity securities:
  Gross realized gains                           3,670    55,646    45,419
  Gross realized losses                            (57)     (451)   (3,634)
Other investments                                2,796      (998)      812
Net provision for (losses)recoveries-
 mortgage loans on real estate                     855      4,029     (622)
                                               -------    -------  -------
                                               $13,791    $65,983  $51,387
                                               =======    =======  =======

  The unrealized appreciation on invested assets available-for-sale is reported as a separate component of stockholders' equity, reduced by adjustments to deferred acquisition costs and a provision for deferred income taxes.

  A summary of the components of the net unrealized appreciation on invested assets carried at fair value is as follows:

                                                   Years ended December 31,
                                                   ------------------------
                                                  1997      1996    1995
                                                  ----      ----    ----
                                                        (In thousands)
Unrealized appreciation:
 Fixed maturity securities                      $119,507   $78,932  $190,847
 Equity securities                                 1,218     3,786    56,806
 Short-term investments                                -         -        77
 Other investments                                   304     3,263     6,335
 Closed Block investments                         48,090    18,002         -
Deferred policy acquisition costs                (83,426)  (51,476)  (88,039)
Deferred income taxes                            (29,946)  (17,207)  (57,312)
                                                 -------  --------  ---------
                                                 $55,747   $35,300  $108,714
                                                 =======  ========  ========

  The change in unrealized appreciation on fixed maturity securities was $41 million, ($112) million and $288 million for the years ended December 31, 1997, 1996 and 1995, respectively; the corresponding amounts for equity securities were ($3) million, ($53) million and ($9) million, respectively.

  At December 31, 1997, investments in fixed maturity securities with a carrying amount of $4.0 million were on deposit with state insurance departments to satisfy regulatory requirements.

  No investment in any person or its affiliates exceeded 10 percent of stockholders' equity at December 31, 1997.

(3)     Mortgage Loans on Real Estate

  Mortgage loans on real estate consist almost entirely of commercial mortgage loan investments, substantially all of which are made on a full recourse basis and consist primarily of fixed-rate first mortgages on completed properties. The following table sets forth additions, reductions from payments, and other charges and foreclosures related to the mortgage loan portfolio:
                                                      December 31,
                                           -------------------------------
                                          1997        1996        1995
                                          ----        ----        ----
                                                  (In thousands)
Commercial loans:
   Beginning balance                      $234,002      $379,414     $504,034
    Additions                               18,618        21,760       39,933
    Payments and miscellaneous charges     (72,152)     (113,764)    (146,496)
    Sales                                        -       (47,234)           -
    Foreclosed properties                        -        (6,174)     (18,057)
    Acquisition of Delta                   270,599             -            -
    Acquisition of AmVestors                 9,524             -            -
                                          --------      --------      -------
   Ending balance                          460,591       234,002      379,414
Residential and other mortgage loans        17,166         3,363        4,250
Valuation allowance                        (15,284)      (11,622)     (30,067)
                                          --------      --------      -------
   Total mortgage loans                   $462,473      $225,743     $353,597
                                          ========      ========     ========

  The Company manages its credit risk associated with these loans by diversifying its mortgage portfolio by property type and geographic location and by seeking favorable loan to value ratios on secured properties. The portfolio credit risk for mortgage loans was concentrated in the following geographic regions:

                                                       December 31,
                                            -----------------------------------
                                                  1997              1996
                                            Number  Amount     Number    Amount
                                            ------  ------     ------  -------
                                                     (Dollars in thousands)
Commercial:
 California                                     16  $27,995         20  $39,824
 Colorado                                        8   11,520          8   11,937
 Florida                                        61   95,498          4   15,375
 Iowa                                           47   57,621         48   66,808
 Kansas                                          9   11,480         11   20,934
 Michigan                                       31   28,090          2      809
 Tennessee                                      56   32,127          -        -
 Texas                                          82   75,429          6   21,521
 Other                                         125  120,831         44   56,794
Residential                                    129   17,166         69    3,363
Valuation allowance                                 (15,284)            (11,622)
                                               ---  --------       --- --------
                                               564  $462,473       212 $225,743
                                               ===  ========       === ========

  At December 31, 1997, the Company's investment in mortgage loans included $22.4 million in loans that are considered to be impaired, for which the related allowance for credit losses is $2.4 million. The average recorded investment in impaired loans during the year ended December 31, 1997, was $23.7 million. For the year ended December 31, 1997, the Company recorded $2.1 million in interest income on those impaired loans.

  No mortgage loan on any one individual property exceeded $13 million at December 31, 1997.

  Provisions for losses are summarized as follows:

                                                    Years ended December 31,
                                                  ---------------------------
                                                  1997      1996      1995
                                                   ----      ----     ----
                                                         (In thousands)
Balance at beginning of year                      $11,622  $30,067   $65,549
Provisions for losses - mortgage loans               (856)  (4,029)      622
Provision on mortgages sold/transferred
 to real estate                                       (50) (14,416)  (36,104)
                                                   ------  -------   -------
 Net decrease for year                               (906) (18,445)  (35,482)
 Provision for mortgages acquired                   4,568        -         -
                                                   ------  -------   -------
Balance at end of year                            $15,284  $11,622   $30,067
                                                  =======  =======   =======

(4)   Deferred Policy Acquisition Costs

  A summary of the policy acquisition costs deferred and amortized are as follows:

                                                  Years ended December 31,
                                                  -------------------------
                                                 1997    1996      1995
                                                 ----    ----      ----
                                                     (In thousands)
Balance at beginning of year                    $171,957  $355,750  $348,259
Deferred policy acquisition costs
 associated with Closed Block
 policies at formation of
 Closed Block                                          -  (193,647)        -
Policy acquisition costs deferred                 51,352    50,014    57,730
Policy acquisition costs amortized               (20,987)  (40,160)  (50,239)
                                                 -------   --------  --------
                                                 202,322   171,957   355,750
Unrealized gain on
 available-for-sale securities                   (83,426)  (51,476)  (88,039)
                                                 -------    -------  --------
Balance at end of year                          $118,896  $120,481  $267,711
                                                ========  ========= =========

  The components of the deferred policy acquisition costs are as follows:

                                                         December 31,
                                                 -------------------------
                                                1997      1996      1995
                                                ----      ----      ----
                                                      (In thousands)
Universal life insurance and
     annuity products                           $157,455  $156,578  $203,949
Participating traditional life insurance          36,006    13,419   131,602
Non-participating traditional life insurance       8,861     1,960    20,199
                                                  ------    ------   -------
                                                $202,322  $171,957  $355,750
Unrealized gain on
     available-for-sale securities               (83,426)  (51,476)  (88,039)
                                                 -------  --------  --------
                                                $118,896  $120,481  $267,711
                                                ========  ========     ========

  Commissions represent approximately 84 percent of deferred policy acquisition costs.

(5)     Debt and Capital Securities

  Debt consists of the following:

                                                          December 31,
                                                        --------------------
                                                       1997         1996
                                                       ----         ----
                                                     (In thousands)
Federal Home Loan Bank community investment
 long-term advances with a weighted average
 interest rate of 6.35% at December 31, 1997
 maturing at various dates through July 2010 (A)     $16,435        $13,381
Revolving credit agreement bearing
 interest at 6.6%(B)                                 250,000              -
Bank Credit Facility:(C)
 Term loan                                                 -        100,000
 Revolving credit loan                                     -         75,000
                                                    --------       --------
                                                    $266,435       $188,381
                                                    ========       ========

(A)  The Company has multiple credit arrangements with the Federal Home Loan
     Bank (FHLB). In addition to the long-term advances disclosed above, the Company has a $25 million open secured line of credit and periodically, the Company borrows amounts under repurchase agreements, of which no amount was outstanding under either type of facility at December 31, 1997.
     The carrying value of the securities pledged to the FHLB under all agreements was $17.4 million at December 31, 1997.

(B) The revolving credit agreement provides for a maximum borrowing of $250 million with the balance maturing in October 2002. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments. In addition, the Company has pledged 49.9% of the stock of AmerUs Life, the stock of Delta and a $50 million note payable to the Company by AmerUs Life.

(C)    The bank credit facility was retired in 1997.

  Maturities of long-term debt are as follows for each of the five years ending December 31:

                                                      (In thousands)
                                                     -------------
Year ending December 31:
1998                                                     $    384
1999                                                          410
2000                                                          437
2001                                                          467
2002                                                      250,498
Thereafter                                                 14,239
                                                         --------
                                                         $266,435
                                                         ========

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

    Interest expense on the debt and capital securities totaled $14.9 million, $2.1 million and $2.4 million in the years ended December 31, 1997, 1996 and 1995, respectively.

(6)  Income Taxes

     Comprehensive federal income tax expense is summarized as follows:

                                                Years ended December 31,
                                                ---------------------------
                                               1997        1996 1995
                                               ----        ---- ----
                                                      (In thousands)
Income tax expense on:
    Operations                                 $22,022   $43,859    $41,202
    Unrealized holding gains (losses) on
         available-for-sale securities          12,739   (40,105)    50,246
                                               -------    -------   -------
                                               $34,761    $3,754    $91,448
                                               =======    =======   =======

  The effective income tax rate on pre-tax income is higher than the prevailing corporate federal income tax rate and is summarized as follows:

                                                   Years ended December 31,
                                                 ---------------------------------
                                                1997        1996        1995
                                                ----        ----        ----
Corporate federal income tax rate               35.00%      35.00%       35.00%
Differential earnings amount                     -           3.78            -
Tax-exempt investment income                     (.54)       (.20)        (.24)
Acquisitions costs and reorganization expenses    .22         .30          .48
Goodwill amortization                             .39         .06         -
Net benefit of tax credits                      (7.88)      (2.39)        -
Other items, net                                  .32         .61         2.03
                                                -----        -----       -----
  Effective tax rate                            27.51%      37.16%       37.27%
                                                =====        =====       =====

  The differential earnings amount is an equity add-on tax which mutual life insurance companies are required to pay. The amount is determined annually and is calculated by comparing the earnings rate of mutual life insurance companies and certain stock life insurance companies. In 1995, the calculation resulted in a negative adjustment with no additional tax amount to be paid. The Company believes this tax is not applicable to the Company after June 30, 1996, due to AmerUs Life's conversion to a stock life insurance company.

  The Company's federal income tax expense (benefit) is summarized as follows:

                                           Years ended December 31,
                                         --------------------------------
                                        1997        1996         1995
                                        ----        ----         ----
                                                (In thousands)
Current                                $19,866     $51,849      $44,307
Deferred                                 2,156      (7,990)      (3,105)
                                       -------     -------       -------
    Total federal income tax expense   $22,022     $43,859      $41,202
                                       =======     =======       =======

  The significant components of net deferred income tax liabilities are summarized as follows:

                                                           December 31,
                                                          1997      1996
                                                          ----      ----
                                                          (In thousands)
Deferred income tax assets:
 Policy reserves and policyholder funds                 $240,245    $99,137
 Policy acquisition costs capitalized for tax             39,899     29,771
 Deferred policy acquisition costs related to
  unrealized appreciation                                 29,199     18,017
 Deferred compensation                                    14,670     12,928
 Other                                                    34,348     18,651
                                                        --------    -------

  Total gross deferred income tax asset                  358,361   178,504
                                                        --------  ---------
Deferred income tax liabilities:
 Deferred policy acquisition costs                      (120,536) (120,585)
 Net unrealized appreciation on available-for-sale
  securities                                             (58,811)  (36,394)
 Net unrealized investment appreciation from
  acquisitions                                           (38,421)        -
 Reinsurance receivable                                  (41,738)  (14,686)
 Value of business acquired                              (93,105)        -
 Other                                                   (22,664)   (8,176)
                                                         -------   --------
  Total gross deferred tax liability                    (375,275) (179,841)
                                                         -------   --------
  Net deferred income tax liability                     $(16,914)  $(1,337)
                                                         =======   ========

            The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that it will realize the benefit of the deferred tax assets, and, therefore, no such valuation allowance has been established.

            Federal Income tax returns for the Company for years through 1989 are closed to further assessment of taxes. The Internal Revenue Service is examining federal income tax returns of the Company for 1990 through 1994. Management believes adequate provisions have been made for any additional taxes which may become due with respect to open years.

            Income taxes paid by the Company totaled $42.8 million, $45.4 million and $51.9 million in the years ended December 31, 1997, 1996 and 1995, respectively.

(7)     Employee Benefit Plans

  Defined Benefit Plans

  The Company has defined benefit pension plans which covered substantially all of the Company's employees, as well as employees of certain other subsidiary companies of AMHC. The plans provided for benefits based upon years of service and the employee's compensation. The Company froze the defined benefit pension plans effective December 31, 1995, and has recognized its portion of a curtailment gain amounting to $6.2 million, or $3.1 million after federal excise taxes. Effective January 1, 1996, the defined benefit pension plans were replaced by a defined contribution savings and retirement plan which also replaced the Company's defined contribution pension plans. The Company has recorded a prepaid pension asset of $6,901,000 and $6,757,000 at December 31, 1997 and 1996, respectively. The Company's portion of net pension (benefit) cost was ($951,000), ($954,000), and $696,000 for 1997, 1996 and 1995,
respectively. The Company had settlements under the defined benefit plan and recognized a loss under SFAS 88 of approximately $796,000 in 1997.

Defined Contribution Pension Plans

  The Company had three defined contribution 401(k) plans which covered substantially all employees. The Company's total contribution under the plans amounted to $0.4 million in the year ended December 31, 1995. Effective January 1, 1996, the defined contribution 401(k) plans together with the defined benefit pension plans were replaced by a single defined contribution savings and retirement plan to which total contributions from the Company amounted to $3.7 million and $2.4 million in 1997 and 1996, respectively.

 Nonqualified Pension Plan

  The Company has a nonqualified pension plan covering substantially all of AmerUs Life's career and general agents. Accumulated benefits of the plan are unfunded and have been included in other liabilities at December 31, 1997, and December 31, 1996, amounting to $16.7 million, and $13.9 million, respectively.

 Postretirement Plans

  The Company has postretirement benefit plans which provide certain eligible participants and dependents with certain medical, dental, and life insurance benefits. The Company's plan for medical and life insurance benefits is combined with that of the subsidiaries of AMHC. The Company has accrued its share of the postretirement benefit cost amounting to $7,532,000 and $7,140,000 as an other liability at December 31, 1997 and 1996, respectively. The Company's portion of net periodic postretirement benefit expense was $392,000 in 1997 and $612,000 in 1996, respectively. As of January 1, 1996 the plan was changed to provide a fixed monthly benefit for medical benefits; accordingly, information for the health care cost trend rate is not applicable.

Leveraged Employee Stock Ownership Plan

  The Company has a Leveraged Employee Stock Ownership Plan ("LESOP") which was sponsored by AmVestors for all full-time employees with one year of
service.    The LESOP acquired AmVestors stock, which was subsequently exchanged for the Company's stock, through the proceeds of a note payable to American.
The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $2,290,693 at December 31, 1997. The LESOP held 123,909 unallocated shares of the Company's Class A Common Stock at December 31, 1997.

(8)     Related Party Transactions

  The Company made a capital contribution of $79 million to the non-life insurance subsidiaries which were then distributed to AmerUs Group in 1996.

  The following summarizes transactions of the Company with affiliates:

                                                  Years ended December 31,
                                                  --------------------------
                                                 1997        1996         1995
                                                 ----        ----         ----
                                                       (In thousands)
Dividend to AmerUs Group                         $5,012      $4,158      $41,156
Management, administrative, data processing,
 rent and other services fee
 income from affiliates                          10,983       7,640       10,423
Commissions paid to affiliates for the sale of
 insurance products                               1,833         521        1,259
Interest income from financings of affiliates     5,300       6,794        6,000
Investments in bonds and accrued
 interest of affiliates                               -       7,648       12,868
Contribution of joint venture interests
 and sale of partnership interests to
 partnerships in which an affiliate has
 an interest                                     10,979       1,638       10,957
Purchase of limited partnership interest
 in which an affiliate has an interest                -       2,160            -
Investments in partnerships and joint
 ventures in which an affiliate has an
 interest                                        11,987      18,557        9,625
Purchase of investments backed by the assets
 of a  trust which acquired loans from an
 affiliate                                            -      46,755            -
Investments in mortgage loans from
 affiliated companies and joint ventures         46,004      62,372       63,977
Payable to an affiliate for
 purchase of commercial mortgage loans at
 December 31                                          -           -        6,520
Transfer of partnership interests in
 certain joint ventures to an affiliate               -                    1,697
Purchase of mortgage loans from affiliates      111,361           -            -
Real estate management and mortgage
 servicing fees charged by an affiliate           2,840       2,528        2,555

 (9)    Reinsurance

  At December 31, 1997, the Company's maximum retention limit for acceptance of risk on life insurance was $1 million. The Company has indemnity reinsurance agreements with various companies whereby insurance in excess of its retention limits are reinsured. Insurance in-force ceded to nonaffiliated companies under risk sharing arrangements at December 31, 1997, 1996 and 1995, totaled approximately $4,102 million, $4,170 million and $2,917 million, respectively.

  Total life premiums ceded amounted to $16.4 million, $14.8 million and $14.2 million for the years ended December 31, 1997, 1996, and 1995, respectively. Total life premiums assumed amounted to $1.4 million, $1.5 million and $4.9 million, for the years ended December 31, 1997, 1996 and 1995, respectively.

  At December 31, 1997, Delta Life reinsured 50% of its equity index annuity reserves amounting to $76.9 million with an unaffiliated reinsurer.

  The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

(10) Commitments and Contingencies

  The Company has agreed to make loans up to $3.5 million to newly formed partnerships.

  The Company has entered into agreements with various partnerships in which a subsidiary of AMHC has an interest. Pursuant to these agreements the Company is obligated to make future capital contributions to the partnerships of up to $3,700,000.

  At December 31, 1997, Delta has outstanding two commitments for conventional mortgage loans. These commitments totaled $2,460,000 at rates of 8.1% to 8.5%. The Company also had commitments to purchase $11,033,769 of securities at rates of 6.68% to 6.82%.

  The Company is party to financial instruments in the normal course of business to meet the financing needs of its customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. At December 31, 1997, outstanding commitments to extend credit totaled approximately $3.5 million.

  AmerUs Life is a defendant in a class action lawsuit, Bhat V. Amerus Life Insurance Company, which was filed in December 1996 in the United States District Court for the Northern District of California. The complaint alleges that AmerUs Life breached the terms of certain life and annuity policies, breached certain other duties owed to policyowners and violated RICO, when it allegedly passed an increase in its corporate income taxes (known as the deferred acquisition costs, or DAC, tax) through to owners of those policies. The plaintiff, an insured under a universal life policy issued by Central Life (the predecessor of AmerUs Life), seeks unspecified actual and punitive damages and injunctive relief on behalf of himself and all policyowners of AmerUs Life with universal life, term and "blended" life insurance policies and annuities. AmerUs Life denies the allegations contained in the complaint, including the existence of a legitimate class. The litigation is in the discovery stage and is being vigorously defended by AmerUs Life. A hearing on certification of the class has not yet been scheduled. An earlier companion case filed in the same court in June 1996 was dismissed in October 1997.

  Despite the Company's vigorous defense of this class action lawsuit and its denial of any wrongdoing, there can be no assurance that the outcome of this type of lawsuit will not have a material adverse effect on the Company's results of operations.

  AmerUs Life settled a class action lawsuit which was filed in 1995 in the District Court for Travis County, Texas. The complaint alleged that sales presentations and policy illustrations misrepresented that premiums would "vanish" after a stated number of years, without adequate disclosure of the effect of changes in the policy dividends. Although AmerUs Life denied the allegations contained in such complaint and denied any wrongdoing in connection with such allegations, AmerUs Life and the plaintiffs entered into a nationwide settlement of certain market conduct issues for a substantial block of AmerUs Life's policies. On September 16, 1997, the court entered an order approving the certification of the class and the fairness of the settlement. The settlement is currently being implemented.

  The eventual costs of any settlement cannot be precisely determined at this time, but the Company believes that the costs will be within the initially estimated range of loss of between five and eight million dollars. The Company has a reserve of five million dollars for settlement of the case.

  In the ordinary course of business, the Company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material to the Company's results of operations.

(11) Stockholders' Equity

  Generally, the stockholders' equity of the Company's insurance subsidiaries available for distribution to the Company is limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. In 1998, the Company's insurance subsidiaries could distribute approximately $80 million in the form of dividends to the Company without prior approval of such regulatory authorities.

  Stock Option Plans

  The Company has adopted a stock incentive plan authorizing the issuance of incentive and non-qualified stock options to employees and officers of the Company. The option price per share may not be less than the fair value of the Company's Class A Common Stock on the date of grant and the term of the option may not be longer than ten years. All options have a three year vesting schedule with one-third of the options granted vesting at the end of each of the three years. The Company has reserved 1,400,000 shares and 150,000 shares of Class A Common Stock for issuance under the Company's Stock Incentive Plan and Non-Employee Director Stock Plan, respectively.

  A summary of the Company's stock option plan as of and for the year ended December 31, 1997 follows:


                                                    Weighted
                                Number              Average
                                  of                Exercise
                                Shares              Price
                                -------             --------
Options outstanding,
 beginning of year                           -            $    -
Options granted                        684,000             28.09
Conversion of AmVestors
 nonqualified stock options            337,038             18.29
Conversion of AmVestors
 incentive stock options               464,671             20.76
                                      --------             -----
Options outstanding,
 end of period                       1,485,709            $23.57
                                     =========            ======


Options exercisable,
 end of period                         801,709
                                      ========

  The following table summarizes information about stock options outstanding under the Company's option plan as of December 31, 1997:

                                            Weighted        Weighted
 Range of              Remaining            Average         Average
 Exercise               Options          Contractual        Exercise
 Prices               Outstanding       Life in Years        Price
 --------             -----------       -------------      ---------
 $13.01 - $15.80         150,287              6.25               $14.89
 $16.73 - $18.82          31,602              5.61               $18.60
 $19.15 - $20.08         365,832              8.25               $19.36
 $23.24                  253,988              4.32               $23.24
 $27.88                  664,000              9.58               $27.88
 $35.00                   20,000              9.97               $35.00
                        --------             -----             -----
                       1,485,709              7.94               $23.57
                      ==========              ====             =====

    The following table summarizes information about stock options exercisable under the Company's option plans as of December 31, 1997:

                                          Weighted
                                          Average
                          Options         Exercise
                        Exercisable       Price
                        -----------       ------
                           150,287       $14.89
                            31,602        18.60
                           365,832        19.36
                           253,988        23.24
                        ----------      -------
                           801,709       $19.72
                        ==========     ========

    The estimated fair value of options granted in 1997 was $9.86 per share. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its option plans. Had compensation expense for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net earnings and diluted earnings per share for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below:

                 Net earnings (in thousands):
                    As reported                          $58,059
                    Pro forma                             57,466
                 Diluted earnings per share:
                    As reported                            $2.46
                    Pro forma                              $2.44

    The fair value of options granted in 1997 was estimated on the date of grant using the Black-Scholes pricing model and the following weighted average assumptions: (i) expected volatility of 25.0%, (ii) risk-free interest rate of 5.56%, (iii) dividend yield of 1.79% and (iv) an expected life equal to the contractual expiration.

    Stock Appreciation Rights Plan

    On September 15, 1996, the Board of Directors also adopted a Stock Appreciation Rights Plan (the SAR Plan) and a Restricted Stock Plan. The SAR Plan authorized the Board of Directors to grant stock appreciation rights to employees and officers in tandem with stock options. A SAR can be exercised only to the extent the option with respect to which it is granted is not exercised, and is subject to the same terms and conditions as the option to which it relates. Issuance of SAR's is made at the sole discretion of the Board of Directors.

                                                       For the
                                                     Year Ended
                                                  December 31, 1997
                                                  -----------------
Rights outstanding, beginning of year                    -
Conversion of AmVestors rights                         81,024
                                                      -------
Rights outstanding, end of year                         81,024
                                                       =======

The Company recorded no compensation expense relating to stock appreciation rights for the year ended December 31, 1997.

    Stock Warrants

    In conjunction with the acquisition of AmVestors, the Company has outstanding warrants to purchase 477,770 shares of the Company's Class A common stock. The warrants are generally exercisable at $24.42 per share and expire on April 2, 2002.

(12) Statutory Accounting Practices

    The Company's insurance subsidiaries' statutory net income was $58.9 million, $62.4 million and $59.9 million in the years ended December 31, 1997, 1996, and 1995, respectively. The Company's insurance subsidiaries' statutory surplus and capital was $572.3 million, $283.0 million and $276.3 million at December 31, 1997, 1996 and 1995, respectively.

    The Company's insurance subsidiaries are domiciled in Iowa and Kansas and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by those respective state insurance departments. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. Accordingly, that project, which is expected to be effective in 1999, will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The Company does not utilize any permitted practices in the preparation of its statutory-basis financial statements which would have a material impact on statutory surplus.

    The respective insurance departments impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries exceed the authorized control level RBC requirements.

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

    The Company's outstanding derivative positions shown in notional or contract amounts, along with their carrying value and estimated fair values, are summarized as follows:

                                                    December 31, 1997
                                                 -------------------------------
                                              Notional   Carrying     Fair
                                               amount     value     value
                                              --------   --------    ------
                                                       (In thousands)
Interest rate caps                           $1,050,000    $2,117   $2,062
Pay 3 month LIBOR                                50,000         -     (144)
Options                                             160       643      643
Futures                                               2         -   (2,402)
                                             ----------    ------    -----
                                             $1,100,162    $2,760     $159
                                             ==========    ======    =====
</TABLE


                                                    December 31, 1996
                                              -----------------------------
                                                Notional Carrying     Fair
                                                 amount   value     value
                                                --------  -------  -------
                                                       (In thousands)
Interest rate caps                             $500,000   $4,056    $3,269
Swaptions                                       255,000    5,102     4,793
Received fixed                                  150,000    6,516     6,516
Pay fixed                                        75,000     (621)     (621)
                                               --------   -------   -------

                                               $980,000  $15,053   $13,957
                                               ========  =======   =======

Interest Rate Exchange Agreements

  The Company enters into interest rate exchange agreements to reduce and manage interest rate risk associated with individual assets and liabilities and its overall aggregate portfolio. The interest rate swap agreement, which expires in 2002, generally involves the exchange of fixed and floating rate interest payments, without an exchange of the underlying principal. The interest rate cap agreements, which expire between 2000 and 2003, involve the payment of a maximum fixed interest rate when an indexed rate exceeds that fixed rate. Swaption agreements involve the right to enter into a swap transaction at a pre-specified price. These agreements are used in conjunction with interest rate caps to protect against rising rates. The amounts to be received or paid pursuant to those agreements are accrued and recognized in the accompanying consolidated statements of income through an adjustment to investment income over the life of the agreements. The net effect on income from amortization and interest paid or received was a decrease of $0.5 million in 1997, and increases of $0.9 million and $1.5 million for the years ended
December 31, 1996 and 1995, respectively.   Gains or losses realized on closed
or terminated agreements accounted for as hedges are deferred and amortized to investment income on a constant yield basis over the shorter of the life of the agreements or the expected remaining life of the underlying assets or liabilities.

  The following table shows unrealized gains and losses on derivative positions.
                                                     December 31, 1997
                                                  -----------------------
                                                                           Net
                                          Total                        unrealized
                                        notional  Unrealized  Unrealized gains
                                          value    gains         losses   (losses)
                                         --------- ----------   --------- -----
                                                        (In thousands)
 Pay 3 month LIBOR                         $50,000        $       $144    $(144)
 Interest rate caps                      1,050,000         -        55      (55)
 Options                                       160         -         -        -
 Futures                                         2         -     2,402   (2,402)
                                        ----------       ---    ------ --------
                                        $1,100,162        $-    $2,601  $(2,601)
                                        ==========       ===    ====== ========

                                                     December 31, 1996
                                           -------------------------------------
                                                                         Net
                                           Total                       unrealized
                                           notional UnrealizedUnrealized gains
                                           value      gains      losses (losses)
                                          -------    --------   --------------
                                                       (In thousands)
 Received fixed                           $150,000    $4,744    $        $4,744
 Pay fixed                                  75,000         -        62      (62)
 Interest rate caps                        500,000               1,566   (1,566)
 Swaptions                                 255,000         -         -        -
                                          --------    ------    ------   ------
                                          $980,000    $4,744    $1,628   $3,116
                                          ========    ======    ======   ======

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

  The Company has no current exposure to the counterparty when a contract contains an unrealized loss.

          Maturity Schedule by Year for Derivative Products
                               1998     1999   2000       2001     2002       2003     2004
                               ----     ----   ----       ----     ----       ----     ----
                                          (Dollars in thousands)
 Pay fixed swaps:
 Notional amount             $-       $-      $-        $-       $50,000        $-       $-
Weighted average:
 Receive rate                 5.988%   5.938% 5.938%   5.938%    5.938%  -%   -%
 Pay rate (A)                 5.875%   5.875% 5.875%   5.875%    5.875%  -%   -%
Interest rate caps:
 Notional amount
   (in thousands)            $-       $-    $450,000    $-       $-       $600,000       $-
Options                      $-       $-      $-        $-       $-             $-     $160
Futures                      $2       $-      $-        $-       $-             $-       $-
Total notional value of
 swaps, caps and swaptions
 (in thousands)              $2       $-    $450,000    $-       $50,000  $600,000     $160
-------------

(A) The actual variable rates in the agreements are based on three-month LIBOR, and the table assumes that such rates will remain constant at December 31, 1997 levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(14)  Acquisitions

On October 23, 1997, the Company acquired all of the outstanding capital stock of Delta in exchange for cash of approximately $165 million. The acquisition was accounted for using the purchase method of accounting with goodwill of $69.4 million established which is being amortized on a straight-line basis over 30 years. The operations of Delta for the period from October 23, 1997 through December 31, 1997 have been included in the consolidated statement of income of the Company.

On December 19, 1997, the Company acquired AmVestors in a stock exchange valued at approximately $350 million. The acquisition was accounted for using the purchase method of accounting with goodwill of $152.9 million established which is being amortized on a straight-line basis over 30 years. The operations of AmVestors for the period of December 19, 1997 through December 31, 1997 have been included in the consolidated statement of income of the Company.

The following table sets forth certain pro forma operating data of the Company for the years ended December 31, 1997 and 1996. This pro forma data assumes the acquisitions of Delta and AmVestors occurred on January 1, 1997 and 1996, respectively.

                                       For the year ended December 31,
                                      ---------------------------------
                                            1997           1996
                                         -------         ------
                                   (In thousands, except per share data)
Pro forma operating data:

Total revenue                           $712,400       $859,700
Net income                               $75,000        $87,000

Diluted earnings per share of
common stock                               $2.14          $2.48
                                           =====         ======

(15) Earnings per Share


                                                          For the Year Ended December 31,
                                                          ----------------------------------------------------------------------
                                        1997                        1996                    1995
                              -------------------------    -----------------------   ----------------------
                                       Number   Per                Number           Per  Number     Per
                              Net        of    Share      Net       of   Share       Net   of     Share
                            Income     Shares   Amount  Income    SharesAmount     Income  Shares  Amount
                              --------------------------  ------------------------   --------------------
                                                  (in thousands, except per share amounts)
Basic EPS
     Net income              $58,059    23,537    $2.47   $74,173  23,156   $3.20  $69,348  23,156   $2.99

Effect of dilutive
  securities
     Options                       -        29     -            -       -    -           -       -    -
     Warrants                      -         5     -            -       -    -           -       -    -
     Stock appreciation
          rights                   -         1     -            -       -    -           -       -    -
                             -------    ------    -----   -------  ------   -----  -------  ------    ----
Diluted EPS                  $58,059    23,572    $2.46   $74,173  23,156   $3.20  $69,348  23,156   $2.99
                             =======    ======    =====   =======  ======   =====  =======  ======    ====

(16)  Value of Business Acquired
      (In thousands)

    Balance, January 1, 1997                                           $      -
    Value of business acquired during the year                         268,804
    Amortization of VOBA asset                                          (2,790)
    Balance, December 31, 1997                                         --------
                                                                       $266,014
                                                                       ========

    Amortization is recognized in proportion to expected future gross profits over a 20 year period and is based on the average interest crediting rates
which range from 4.1% to 6.0% for 1997 and over the next five years.   The
estimated amortization for the next five years is as follows:

                                  1998              28,064
                                  1999              33,252
                                  2000              31,764
                                  2001              30,855
                                  2002              27,336

(17)Fair Value of Financial Instruments

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

    The Company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest sensitive products, and the assumed interest margin provided for within the pricing structure of its other products. Those amounts are taken into consideration in the Company's overall management of interest rate risk that attempts to minimize exposure to changing interest rates through the matching of investment maturities with amounts expected to be due under insurance contracts. As such, the Company believes that it has reduced the volatility inherent in its fair value adjusted stockholders' equity, although such volatility will not be reduced completely. The Company has used discount rates in the determination of fair values for its liabilities that are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in the Company's asset and liability portfolios are similar, and the fact that fair values for both assets and liabilities generally will react in much the same manner during periods of interest rate changes. However, that assumption might not result in fair values that are consistent with values obtained through an actuarial appraisal of the Company's business or values that might arise in a negotiated transaction.

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

    Mortgage loans on real estate: for all performing fixed interest rate loans, the estimated net cash flows to maturity were discounted to derive an estimated market value. The discount rate used was based on the individual loan's remaining weighted average life and a basis point spread based on the market conditions for the type of loan and credit quality. These spreads were over the December 31, 1997, United States treasury yield curve. Performing variable rate commercial loans and residential loans were valued at the current outstanding balance. Loans which have been restructured, are in foreclosure, are significantly delinquent, or are to affiliates were valued primarily at the lower of the estimated net cash flows to maturity discounted at a market rate of interest or the current outstanding principal balance.

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

    The estimated fair values of the Company's significant financial instruments are as follows:

                                              December 31,
                           --------------------------------------------------
                                     1997                     1996
                            ----------------------   --------------------
                             Carrying   Estimated     Carrying    Estimated
                              amount    fair value    amount     fair value
                           ---------    -----------   --------   ------------
                                             (in thousands)
Financial assets:
 Securities available-for-sale:
   Fixed maturity           $6,851,427  $6,851,427   $2,414,807  $2,414,807
                            ==========  ==========   ==========  ==========

 Equity securities             $61,480     $61,480      $64,033     $64,033
                            ==========  ==========   ==========  ==========

 Short-term investments        $12,595     $12,595      $13,288     $13,288
                            ==========  ==========   ==========  ==========

 Fixed maturity securities
   held for trading purposes   $22,955     $22,955      $     -     $     -
                            ==========  ==========   ==========  ==========

 Mortgage loans on real
   estate                     $462,473    $466,471     $225,743    $231,337
                            ==========  ==========   ==========  ==========

 Interest rate swaps:
 Net receivable position            $-          $-       $6,516      $6,516
                            ==========  ==========   ==========  ==========

 Net payable position               $-      $(144)        $(621)      $(621)
                            ==========  ==========   ==========  ==========

 Interest rate caps             $2,117      $2,062       $4,056      $3,269
                            ==========  ==========   ==========  ==========

Swaptions                           $-          $-       $5,102      $4,793
                            ==========  ==========   ==========  ==========

Options                           $643        $643       $     -     $     -
                             =========  ==========    ==========  ==========

Futures                             $-     $(2,402)      $     -     $     -
                             =========  ==========    ==========  ==========

Financial liabilities
 policy reserves for
 annuities                  $6,244,677  $6,130,925    $1,460,118  $1,428,141
                            ==========  ==========    ==========  ==========

Debt                          $266,435    $266,435      $188,381    $188,381
                            ==========  ==========    ==========  ==========

(18)   Quarterly Results (Unaudited)

1997 Quarter Data

                                               Quarter Ended
                                 --------------------------------------
                                March 31    June 30   September 30 December 31
                               ----------   --------   ----------- ------------
                    (dollars in thousands, except earnings per common share)
Total revenues (excluding
     realized gains)             $76,059    $75,452     $81,838    $113,695

Realized gains                    $5,259     $4,264      $4,987      $(719)

Total benefits and expenses      $61,142    $59,908     $64,762     $96,642

Net income                       $14,580    $14,442     $16,475     $12,562

Weighted average number of
     common shares
     -    basic               23,155,989 23,155,989  23,155,989  24,666,285

Weighted average number of
     common shares
     -    diluted             23,155,989 23,155,989  23,155,989  24,774,973

Earnings per common share
     - basic                      $0.63     $0.62        $0.71       $0.51

Earnings per common share
     - diluted                    $0.63     $0.62        $0.71       $0.50

</TABLE

1996 Quarterly Data
                                             Quarter Ended
                                      ----------------------------
                               March 31   June 30    September 30 December 31
                              ----------  --------   ------------ -----------
                    (dollars in thousands, except earnings per common share)
Total revenues (excluding
     realized gains)            $150,350   $145,574     $68,074     $72,359

Realized gains (losses)          $58,740     $5,669    $(1,854)      $3,428

Total benefits and expenses     $139,473   $131,857     $54,420     $59,602

Net income                       $44,790    $11,671      $6,483     $11,229

Weighted average number of
     common share             23,155,989 23,155,989  23,155,989  23,155,989

Earnings per common share
     - basic and diluted           $1.93      $0.51       $0.28       $0.48









                           AMERUS LIFE HOLDINGS, INC.
              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


Schedule                                                                  Page
--------                                                                  ----

Independent Auditors' Report on Schedules                                    S-2

   I Summary of Investments - Other than Investments
     in Related Parties                                          S-3 through S-4
  II Condensed Financial Information of Registrant              S-5 through S-11
 III Supplementary Insurance Information                                    S-12
  IV Reinsurance                                               S-13 through S-14
   V Valuation and Qualifying Accounts                                      S-15

All other schedules are omitted for the reason that they are not required, amounts are not sufficient to require submission of the schedule, or that the equivalent information has been included in the consolidated financial statements, and notes thereto.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors and Stockholders'
AmerUs Life Holdings, Inc.:

  Under date of February 13, 1998 we reported on the consolidated balance sheets of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in Part II, Item 8 of the annual report on Form 10-K for the year 1997

  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


       KPMG Peat Marwick LLP

Des Moines, Iowa
February 13, 1998

                           AMERUS LIFE HOLDINGS, INC.
                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                 Amount at
                                                                   which
                                        Amortized        Market  Shown in the
Type of Investment                         Cost         Value  Balance Sheet
------------------                       ---------    --------  -----------
                                             (In thousands)
December 31, 1997
Fixed Maturities:
  Bonds
    United States Government and government
       agencies and authorities           $2,367,725   $2,389,292$2,389,292
    States, municipalities and
       political subdivisions                  9,563        9,623     9,623
    Foreign governments                       68,592       71,171    71,171
    Public utilities                         395,271      409,452   409,452
    Convertibles and bonds with
       warrants attached                           -            -         -
    All other corporate bonds              3,825,242    3,905,413 3,905,413
    Redeemable preferred stock                87,389       89,431    89,431
                                          ----------   ----------  --------
       Total fixed maturities             $6,753,782   $6,874,382$6,874,382

Equity securities:
  Common stocks
    Public utilities                         $     0      $     0   $     0
    Banks, trust and insurance companies      33,633       33,633    33,633
    Industrial, miscellaneous and all
       other                                   4,930        4,930     4,930
  Nonredeemable preferred stocks              21,699       22,917    22,917
                                             -------      -------   -------
       Total equity securities               $60,262      $61,480   $61,480
                                             -------      -------   -------
Mortgage loans on real estate               $462,473               $462,473
Real estate                                    8,670                  8,670
Policy loans                                 117,865                117,865
Other long-term investments                  158,073                158,073
Short-term investments                        12,595                 12,595
                                          ----------             ----------
    Total investments                     $7,573,720             $7,695,538
                                          ==========             ==========
/TABLE

                          AMERUS LIFE HOLDINGS, INC.
                                 SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEET
                               (Parent Company)
                          December 31, 1997 and 1996


  Assets                                                    1997      1996
  ------                                                    ----      ----
                                                           (In thousands)
Investments:
  Securities available-for-sale at fair value:
  Fixed maturity securities                                $3,955  $      -
Investments in subsidiaries, at equity                  1,230,664   582,451
Other investments                                          50,011    50,000
Cash                                                       12,402        80
Accrued Investment income                                   4,759       259
Other assets                                                2,519     2,743
                                                       ----------  --------
  Total assets                                         $1,304,310  $635,533
                                                       ==========  ========
  Liabilities and Stockholders' Equity
  ------------------------------------

Liabilities:
  Accrued expenses                                       $      -      $580
  Income tax payable                                      (2,155)         -
  Deferred income taxes                                         -        32
  Other liabilities                                        39,814     2,411
  Debt (note 2)                                           338,660   175,000
                                                         --------  --------
  Total liabilities                                       376,319   178,023
                                                       ----------  --------
Stockholders' equity:
  Preferred stock, no par value,
    20,000,000 shares authorized,
    none issued                                                           -
  Common stock, Class A, no par value,
    75,000,000 shares authorized, issued
       and outstanding 29,734,918 shares
       in 1997 and 14,500,000 shares in 1996               29,735    14,500
  Common stock, Class B, no par value,
    50,000,000 shares authorized,
    5,000,000 shares issued and outstanding                 5,000     5,000
  Paid-in-capital                                         383,686         -
  Retained earnings                                       453,823   402,710
  Unrealized appreciation                                  55,747    35,300
                                                       ----------  --------
    Total stockholders' equity                            927,991   457,510
                                                       ----------  --------
    Total liabilities and stockholders' equity         $1,304,310  $635,533
                                                       ==========  ========

See accompanying notes to condensed financial statements.

                          AMERUS LIFE HOLDINGS, INC.

                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF INCOME
                               (Parent Company)
                    Years Ended December 31, 1997 and 1996




                                                            1997      1996
                                                            ----      ----
                                                           (In thousands)
  Revenues:
    Equity in undistributed earnings of subsidiaries     $60,942   $74,114
    Net investment income                                 13,255       259
    Other income                                           1,107     1,000
                                                         -------   -------
                                                          75,304    75,373

  Expenses:
  Operating expenses                                      18,527     1,168
                                                         -------   -------
                                                          18,527     1,168
                                                         -------   -------
  Income before income tax expense                        56,777    74,205
  Income tax benefit (expense)                             1,282       (32)
                                                         -------   -------
  Net income                                             $58,059   $74,173
                                                         =======   =======

See accompanying notes to condensed financial statements.

                      AMERUS LIFE HOLDINGS, INC.

                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  CONDENSED BALANCE STATEMENT OF CASH FLOWS
                               (Parent Company)
                    Years ended December 31, 1997 and 1996


                                                        1997          1996
                                                        ----          ----
Cash flows from operating activities:
  Net income                                        $58,059           $74,173
  Adjustments to reconcile net income to
     net cash provided by operating activities
     Equity in undistributed earnings               (60,942)          (74,114)
  Change in:
     Accrued investment income                       (4,500)             (259)
     Income taxes                                    (2,187)               32
     Other, net                                      10,701               248
                                                   --------           --------

     Net cash used by operating activities            1,131                80
                                                   --------           --------

Cash flows from investing activities:
  Purchase of other investments                      (3,966)          (50,000)
  Cash paid for acquisitions                       (212,084)                -
                                                   --------           --------

     Net cash used in investing activities         (216,050)          (50,000)
                                                   --------           --------

Cash flows from financing activities:
  Change in debt, net                               163,660           175,000
  Capital contribution to subsidiaries                    -          (125,000)
                                                   --------           --------
     Dividends from subsidiary                       15,000                  -

  Net proceeds from initial public
     stock offering                                  55,027                 -

  Dividends paid to stockholders                     (6,446)                -

     Net cash provided by financing activities      227,241            50,000
     Net increase in cash                            12,322                80

  Cash at beginning of period                            80                 -
                                                  ---------           -------
  Cash at end of period                             $12,402           $    80
                                                  ========            =======

See notes to accompanying condensed financial statements.

                          AMERUS LIFE HOLDINGS, INC.
                               (Parent Company)

                   Notes to Condensed Financial Statements

(1) Basis of Presentation

  AmerUs Life Holdings, Inc. (the "Company") is the parent company of its primary subsidiaries, AmerUs Life Insurance Company ("AmerUs Life"), AmVestors Financial Corporation ("AmVestors") and Delta Life Corporation ("Delta"). The Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company's share of net income of its unconsolidated subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with AmerUs Life Holdings, Inc. consolidated financial statements.

(2) Debt

  Debt consists of the following (in thousands):

                                                             1997    1996
                                                             ----    ----
  Revolving Credit Agreement
     bearing interest at 6.6%(A):                         $250,000    $      -
  Junior Subordinated debentures bearing interest
     at 8.85%(B):                                           88,660           -
  Bank Credit Facility (C):
       Term loan                                                 -     100,000
       Revolving credit loan                                     -      75,000
                                                          --------    --------
                                                          $338,660    $175,000
                                                          ========    ========

(A) The revolving credit agreement provides for a maximum borrowing of $250
    million with the balance maturing in October 2002.   The interest rate is
    variable, however, the Company may elect to fix the rate for periods from
    30 days to six months.  The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.  In addition, the
    Company has pledged 49.9% of the stock of AmerUs Life, the stock of Delta and a $50 million note payable to the Company by AmerUs Life.

(B) The Company issued $88.66 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with capital securities issued by the trust. The debentures bear interest at the rate of 8.85% and mature February 1, 2027.

(C) The bank credit facility was retired in 1997.

</TABLE
  Maturities of long-term debt are as follows for each of the five years ending December 31:

    Year ending December 31:                                 (In thousands)
    ------------------------                                 --------------
       1998                                                        $      -
       1999                                                               -
       2000                                                               -
       2001                                                               -
       2002                                                         250,000
       Thereafter                                                    88,660
                                                                   --------
                                                                   $338,660
                                                                   ========

/TABLE

                                      AMERUS LIFE HOLDINGS, INC.
                                             SCHEDULE III
                                  SUPPLEMENTARY INSURANCE INFORMATION
                         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                           Future
                           policy
                        benefits,            Other                         Benefits,Amortization of
                Deferred  losses,            Policy                        claims,   deferred
                 policy   claims &          claims &           Net in-    losses &    policy  Other
               acquisition loss   Unearned  benefits   Premium  vestment  settlement acquis. operating  Prem.
                  cost  expenses(1) premiums payable(2) revenue  income     expenses  costs  expenses written
                --------  -------   ------- -------    -------  -------   ---------- --------- ------- -------
Segment
--------
Life Insurance

  12/31/97(3)   $262,661 $8,757,156    -    $10,514  $254,272  $338,190   $463,792  $52,457  $73,247  n/a
  12/31/96(3)   $295,716 $3,612,445    -    $11,804  $246,791  $286,213   $421,352  $58,572  $62,894  n/a
  12/31/95      $267,711 $3,621,537    -    $16,617  $244,087  $285,244   $424,034  $50,239  $58,655  n/a

________________________

(1)Includes policy reserves, policyholder funds, and dividends payable
(2)Policy and contract claims
(3)Includes Closed Block amounts
/TABLE

                AMERUS LIFE HOLDINGS, INC.
                                 SCHEDULE IV
                                 REINSURANCE
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       Percentage
                                     Ceded to      Assumed              of amount
                           Gross       Other      From Other    Net     assumed to
                          Amount     Companies     Companies  Amount       Net
                          ------    ----------    -----------  ------  ------------
                                            (Dollars in thousands)
Year ended December 31, 1997
     Life insurance in
     force                 $30,312,097  $4,102,216  $500,613 $26,710,494     1.85%
                           ===========  ==========  ======== ===========     ====
  Premiums
     Life insurance premiums
        and charges           $106,909      16,716     1,375      91,568     0.44%
     Accident and health
        insurance                1,502       1,332         -         170        -%
                              --------     -------    ------    --------      ---
  Total premiums              $108,411     $18,048    $1,375     $91,738     0.44%
                              ========     =======   =======    ========     ====
Year ended December 31, 1996
     Life insurance in
     force                 $29,456,101  $4,170,418  $446,785 $25,732,468     1.88%
                           ===========  ==========  ======== ===========     ====
  Premiums
     Life insurance premiums
        and charges           $201,138      14,790     1,475     187,823      .48%
     Accident and health
        insurance                2,154       1,915         -         239        -%
                              --------     -------    ------    --------      ---
  Total premiums              $203,292     $16,705    $1,475    $188,062      .48%
                              ========     =======    ======    ========     ====

Year ended December 31, 1995
  Life insurance in
     force                 $29,654,671  $3,814,429   $56,226 $25,896,468     0.21%
                           ===========  ==========   ======= ===========     ====
  Premiums
     Life insurance premiums
          and charges         $310,781     $14,186    $4,862    $301,457     1.61%
     Accident and health
        insurance                2,596       2,361         4         239     1.49%
                              --------     -------    ------    --------     ----
  Total premiums              $313,377     $16,547    $4,866    $301,696     1.61%
                              ========     =======    ======    ========     ====

/TABLE

                          AMERUS LIFE HOLDINGS, INC.
                                  SCHEDULE V
                      VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1997, 1996 AND 1995

                                            Charged to   Deductions-
                                               other     provisions on
                     Balance at    Charged toaccounts-     mortgages Balance at
Description         beginning of   costs and  mortgages       sold     end of
Mortgage Loans        period       expenses    acquired  transferred   period
--------------     ------------    ---------------------  ----------  --------
                                       (In thousands)
  1997               $11,622         $(856)    $4,568         $(50)  $15,284
  1996               $30,067       $(4,029)    $    -     $(14,416)  $11,622
  1995               $65,549          $622     $    -     $(36,104)  $30,067