Form 10-Q
period 1998-03-31
AMERUS LIFE HOLDINGS INC
filed 1998-05-15
CIK 1022827

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                        ================================

                                   (Mark One)
  /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ---------------- to -----------------
                         Commission file number 0-21459

                           AmerUs Life Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                  42-1459712
--------------------------------------------------------------------------------
(State of other jurisdiction of incorporation or organization) (IRS employer identification no.)


699 Walnut Street, Des Moines, Iowa                                50309-3948
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code (515) 362-3600
--------------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report

     Indicate by check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/     No //

The number of shares outstanding of each of the registrant's classes of common stock on April 30, 1998 was as follows:

                   Class A, Common Stock     29,734,918 shares
                   Class B, Common Stock      5,000,000 shares
Exhibit index - Page 32

INDEX



   Page No.

Part I - Financial Information . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 1.  Consolidated Financial Statements . . . . . . . . . . . . . . . . . . 3

     Consolidated Balance Sheets March 31, 1998
     (Unaudited) and December 31, 1997 . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended March 31, 1998 and 1997 . . . . . . . . .. . . . . 5

     Consolidated Statement of Comprehensive Income (Unaudited) -
     For the Three Months Ended March 31, 1998 and 1997. . . . . . . . . . . . 7

     Consolidated Statements of Cash Flows (Unaudited) -
     For the Three Months Ended March 31, 1998 and 1997 . . . . . . .  . . . . 8

     Notes to Consolidated Financial Statements
     (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .  10

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . . . . .14

Part II - Other Information . . . . . . . . . . . . . . . . . . .. . . . . .  29

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .29

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .32

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           AMERUS LIFE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In thousands)

                                                   March 31,   December 31,
                                                    1998           1997
                                               -------------- ---------------
                                                  (Unaudited)
Assets
Investments:
     Securities available-for-sale at fair value:
      Fixed maturity securities                   $6,832,763     $6,851,427
        Equity securities                            101,537         61,480
        Short-term investments                        29,637         12,595
     Fixed maturity securities held for trading
      purposes                                        15,056         22,955
     Mortgage loans on real estate                   485,243        462,473
     Real estate                                       7,556          8,670
     Policy loans                                    119,764        117,865
     Other investments                               184,146        158,073
                                                  ----------     ----------

    Total investments                              7,775,702      7,695,538

Cash                                                  21,927         58,081
Accrued investment income                             86,874         84,713
Premiums and fees receivable                           3,207          3,445
Reinsurance receivables                                6,242          6,203
Deferred policy acquisition costs                    141,710        118,896
Value of business acquired                           258,625        266,014
Investment in unconsolidated subsidiaries             27,316         26,849
Goodwill                                             218,455        220,250
Property and equipment                                23,117         22,863
Other assets                                         357,436        359,308
Closed block assets                                1,434,358      1,391,848
                                                  ----------     ----------

     Total assets                                $10,354,969    $10,254,008
                                                  ==========     ==========
Liabilities and Shareholders' Equity

Liabilities:
     Policy reserves and policyowner funds:
          Future life and annuity policy
               benefits                           $7,083,600     $7,074,444
          Policyowner funds                           98,648         89,641
                                                  ----------     ----------
          Total                                    7,182,248      7,164,085

     Accrued expenses                                 34,274         39,095
     Dividends payable to policyowners                 1,292          1,575
     Policy and contract claims                        5,570          4,548
     Income taxes payable                             18,424         12,753
     Deferred income taxes                             9,808         16,914
     Other liabilities                               134,019        111,180
     Debt                                            266,341        266,435
     Closed block liabilities                      1,672,365      1,623,432
                                                  ----------     ----------
             Total liabilities                     9,324,341      9,240,017
                                                  ----------     ----------

Company obligated mandatorily redeemable preferred
     capital securities of subsidiary trust holding
     solely junior subordinated debentures of the
     Company                                          86,000         86,000

Shareholders' equity:
    Preferred Stock, no par value, 20,000,000
        shares authorized, none issued                     -              -
    Common Stock, Class A, no par value,
        75,000,000 shares authorized;
        29,734,918 shares issued and
        outstanding                                   29,735         29,735
    Common Stock, Class B, no par value,
        50,000,000 shares authorized;
        5,000,000 shares issued and
        outstanding                                    5,000          5,000
    Additional paid in capital                       383,686        383,686
    Accumulated other comprehensive income            54,099         55,747
    Retained earnings                                472,108        453,823
                                                  ----------     ----------

             Total shareholders' equity              944,628        927,991
                                                  ----------     ----------
Total liabilities and shareholders' equity       $10,354,969    $10,254,008
                                                  ==========     ==========
/TABLE

                                AMERUS LIFE HOLDINGS, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                                (Dollars in thousands, except share data)



                                          Three Months Ended March 31
                                   ------------------------------------------
                                               1998        1997
                                              ------     ------
                                                  (unaudited)
Revenues:
     Insurance premiums                      $17,294       $8,170
     Universal life and annuity
          product charges                     16,380       11,182
     Net investment income                   133,173       50,918
     Realized gains on investments             6,219        5,259
     Contribution from the Closed Block        8,975        9,276
                                          ----------   ----------
                                             182,041       84,805
                                          ----------   ----------

     Benefits and expenses:
          Policyowner benefits               107,356       45,521
          Underwriting, acquisition,
             and insurance expenses           27,981       11,013
          Amortization of deferred policy
             acquisition costs                 8,191        5,057
          Dividends to policyowners              315          121
                                          ----------   ----------
                                             143,843      61,712
                                          ----------   ----------

     Income from operations                   38,198       23,093

     Interest expense                          6,682        2,947
                                          ----------   ----------
     Income before income tax expense
          and equity in earnings of
          unconsolidated subsidiary           31,516       20,146

     Income tax expense                       10,177        5,739
                                          ----------   ----------

     Income before equity in earnings
          of unconsolidated
          subsidiary                          21,339       14,407

     Equity in earnings of unconsolidated
          subsidiary                             418          173
                                          ----------   ----------
     Net income                              $21,757      $14,580
                                          ==========   ==========

     Earnings per common share:
          Basic                                 $0.63       $0.63
                                                =====       =====
          Diluted                               $0.62       $0.63
                                                =====       =====
     Weighted average Common
          Shares outstanding:

          Basic                           34,734,918   23,155,989
                                          ==========   ==========

          Diluted                         34,831,363   23,155,989
                                          ==========   ==========


                           AMERUS LIFE HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (Unaudited)

                                                Three Months Ended March 31,
                                               -----------------------------
                                                        1998          1997
                                                        ----          ----
Net income                                            $21,757      $14,580
Other comprehensive income (loss), net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising
        during period (net of deferred tax of
        $(1,179) and $(14,388)                          2,190       26,720
     Reclassification adjustment
        for gains included in net income
        (net of deferred tax of $3,756
        and $2,176)                                    (3,838)      (3,173)
                                                      -------      -------
   Other comprehensive income (loss)                   (1,648)      23,547
                                                      -------      -------
Comprehensive income                                  $20,109      $38,127
                                                      =======      =======
/TABLE

                            AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                            Three Months Ended March 31,
                                               ------------------------------
                                                1998           1997
                                               ------          ------
                                                     (unaudited)
  Cash flows from operating activities:
   Net income                                  $21,757        $14,580
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Policyowner assessments on
      universal life and annuity products      (16,381)       (10,035)
     Interest credited to
      policyowner account balances              46,819         26,347
     Realized investment (gains) losses         (6,220)        (5,259)

     Change in:
      Accrued investment income                 (2,161)        (6,631)
      Reinsurance ceded receivables                (39)          (479)
      Deferred policy acquisition costs        (15,352)        (6,830)
      Liabilities for future policy benefits   (46,669)       (18,626)
      Policy and contract claims
        and other policyowner funds              1,022         (1,030)
      Income taxes:
        Current                                  7,243          7,842
        Deferred                                (4,182)        (3,208)
     Other, net                                (11,512)        14,212
     Change in Closed Block assets
      and liabilities, net                      53,003         25,878
                                            ----------     ----------
     Net cash provided by operating
      activities                                27,328         36,761
                                            ----------     ----------
   Cash flows from investing activities:
     Purchase of fixed maturities
      available for sale                      (604,573)      (309,000)
     Maturities, calls, and principal
      reductions of fixed maturities
      available for sale                       577,195        233,285
     Purchase of equity securities             (61,798)       (10,799)
     Proceeds from sale of equity
      securities                                53,946         15,953
     Proceeds from repayment and sale
      of mortgage loans                         20,089         18,869
     Purchase of mortgage loans                (43,872)       (29,135)
     Purchase of real estate and other
      invested assets                          (25,971)             -
     Proceeds from sale of real estate
      and other invested assets                  2,898         11,140
     Change in policy loans, net                (1,899)          (618)
     Other assets, net                          39,685         (2,121)
     Change in Closed Block
      investments, net                         (50,010)        22,721
                                            ----------      ---------
      Net cash used in investing
        activities                             (94,310)       (49,705)
                                            ----------      ---------

   Cash flows from financing activities:
      Deposits to policyowner account
        balances                               191,598         32,031
      Withdrawals from policyowner
        account balances                      (157,204)       (58,367)
      Change in debt, net                          (94)      (109,056)
      Change in checks drawn in excess
        of bank balance                              -          6,932
      Initial public offering of
        common stock                                 -         55,027
      Dividends to shareholders                 (3,472)             -
      Issuance of company-obligated
        mandatory redeemable
        capital securities                           -         86,000
                                             ---------      ---------
     Net cash used in financing
       activities                               30,828         12,567
                                             ---------      ---------
     Net (decrease) increase
      in cash                                  (36,154)          (377)
     Cash at beginning of period                58,081          1,814
                                              --------     ----------
     Cash at end of period                     $21,927         $1,437
                                              ========      =========

     Supplemental disclosure of cash
      activities:
        Interest paid                           $6,419         $1,910
                                                ======         ======

        Income taxes paid                       $2,189        $12,800
                                                ======        =======

AMERUS LIFE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

SFAS 130

        On January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," and restated prior years' financial statements to conform to the reporting standard. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in shareholders' equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

SFAS 131

        On January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public businesses report information about operating segments in financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The provisions of SFAS 131 are of a reporting nature and have no impact on the financial position or results of operations of the Company, as the life insurance and annuity operation is the Company's only business segment.

        Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 financial statement presentation.

EARNINGS PER COMMON SHARE

        The Company adopted the provisions of SFAS 128 "Earnings per Share" at December 31, 1997, which had no effect on the Company's previously reported earnings per share information. Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method.

(2)     CLOSED BLOCK

        Summarized financial information of the Closed Block balance sheet as of March 31, 1998 and December 31, 1997 and statements of income for the three months ended March 31, 1998 and 1997 are as follows (in thousands):

Assets:

                                           March 31, 1998     December 31, 1997
                                            ---------------   ------------------
Fixed maturity securities, at fair value       $1,103,302        $1,053,066
Short-term investments, at fair value                   -               660
Policy loans                                      169,470           168,368
Other investments                                       -               591

Cash                                               (3,484)               21
Accrued investment income                          14,879            12,617
Premiums and fees receivable                        2,208             3,591
Deferred policy acquisition costs                 135,731           143,765
Other assets                                       12,252             9,169
                                               ----------        ----------
                                               $1,434,358        $1,391,848
                                               ==========        ==========
Liabilities:
Future life and annuity policy benefits        $1,465,657        $1,448,725
Policyowner funds                                   6,981             6,786
Accrued expenses                                    7,293             5,980
Dividends payable to policyowners                 137,146           135,985
Policy and contract claims                          5,667             5,966
Other liabilities                                  49,621            19,990
                                               ----------        ----------
                                               $1,672,365        $1,623,432
                                               ==========        ==========

                                        Three months ended  Three months ended
                                          March 31, 1998        March 31, 1997
                                        ------------------  ------------------
Revenues and Expenses:

Insurance premiums                                $50,416          $54,936
Universal life and annuity
     product charges                                3,521            3,731
Net investment income                              29,183           26,301
Realized gains on investments                         869             (573)
Policyowner benefits                              (49,031)         (49,731)
Underwriting, acquisition, and
     insurance expenses                            (1,361)          (1,491)
Amortization of deferred policy
     acquisition costs                             (8,034)          (6,831)
Dividends to policyowners                         (16,588)         (17,066)
                                                   ------           ------
Contribution from the Closed Block
     before income taxes                           $8,975           $9,276
                                                   ======           ======

(3)      DEBT AND CAPITAL SECURITIES

     Debt consists of the following (in thousands):

                                                March 31,        December 31,
                                                   1998              1997
                                               ------------    ----------------
                                               (Unaudited)

Federal Home Loan Bank community
        investment long-term advances
        with a weighted average interest
        rate of 6.35% at March 31, 1998               $16,341                $16,435
Revolving credit agreement bearing
         interest at 6.3375%                          250,000                250,000
                                                      -------                -------
                                                     $266,341               $266,435
                                                      =======                =======

        For an additional discussion of the terms of the above indebtedness, refer to the Company's consolidated financial statements as of December 31, 1997.

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


(4)  FEDERAL INCOME TAXES

     The effective income tax rate for the period ending March 31, 1998 was lower than the prevailing corporate rate primarily as a result of earned low income housing and historic rehabilitation credits.

(5)  COMMITMENTS AND CONTINGENCIES

     AmerUs Life Insurance Company ("AmerUs Life") and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company ("AVLIC"), cannot meet its policyholder obligations. At March 31, 1998, AVLIC had statutory assets of $1,600 million, liabilities of $1,554 million, and surplus of $45.6 million.

(6)  RELATED PARTY TRANSACTIONS

     AmerUs Life has a master agreement of purchase and sale with AmerUs Bank, dated as of March 5, 1997, whereby AmerUs Life agrees to purchase whole loans from AmerUs Bank from time to time. AmerUs Life also has a loan servicing agreement with AmerUs Bank, whereby AmerUs Bank acts as servicer of the loans and receives a servicing fee ranging from 50 to 58 basis points of the outstanding principal balances of the loans. During the quarter ended March 31, 1998, AmerUs Life purchased loans with a total outstanding principal balance of $65.3 million at a $14.2 million premium.

(7)  ACQUISITIONS

     On October 23, 1997, the Company acquired all of the outstanding capital stock of Delta Life Corporation ("Delta") in exchange for cash of approximately $165 million. The acquisition was accounted for using the purchase method of accounting with goodwill of $69.4 million established which is being amortized on a straight-line basis over 30 years.

     On December 19, 1997, the Company acquired AmVestors Financial Corporation in a stock exchange valued at approximately $350 million. The acquisition was accounted for using the purchase method of accounting with goodwill of $152.9 million established which is being amortized on a straight-line basis over 30 years.

(8)  SUBSEQUENT EVENT

     On May 8, 1998, the Company's stockholders approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of Class A common stock from 75 million to 180 million.

AmerUs Life Holdings, Inc.                                      March 31, 1998

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

          The Company is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 49 states, the District of Columbia and the U.S. Virgin Islands. The Company's primary product offerings consist of whole life, universal life and term life insurance policies and fixed annuities. Since April 1, 1996 the Company has been a party to the Ameritas Joint Venture with Ameritas Life Insurance Corp., through which it markets fixed annuities and sells variable annuities and variable life insurance products.

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

Sales

          The following table sets forth information regarding the Company's sales activity by product:

                                                 Sales Activity by Product

                                           For the Three Months Ended March 31,
                                                  1998                  1997
                                                  ----                  ----
                                                      (In thousands)
Individual life insurance:
Participating whole life                        $3,570                $4,585
Universal life                                   2,110                 2,106
Term life                                        1,456                   563
                                                ------                ------

Total life insurance (A)                        $7,136                $7,254
                                                ======                ======
Annuities (B)                                 $174,696               $12,544
                                              ========               =======
(A) Direct first year annualized premiums

(B) Direct collected premiums


          Life insurance sales as measured by annualized premiums decreased by $0.1 million, or 1.6%. As a result of the introduction of new term products near the end of the first quarter of 1997 and the introduction of three new term plans in January, 1998, sales of term life insurance during the first quarter of 1998 increased by $0.9 million, or 159%. This increase and increased sales of variable life products through the Ameritas Joint Venture were more than offset by lower sales of other traditional life products by the Company. Annuity sales through March 31, 1998 include $21.1 million and $143.0 million from Delta Life Corporation and AmVestors Financial Corporation, respectively, companies acquired during the fourth quarter of 1997.

Premium Receipts

          The following table sets forth the Company's collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:

                                           Collected Premiums by Product

                                       For the Three Months Ended March 31,
                                                  1998                  1997
                                                  ----                  ----
                                                      (In thousands)

Direct individual life premiums collected:

            Traditional life:
                 First year & single          $19,511               $18,239
                 Renewal                       45,012                42,682
                                              -------               -------

                      Total                    64,523                60,921

            Universal life:
                 First year & single            4,078                 3,929
                 Renewal                       19,079                18,844
                                              -------               -------

                      Total                    23,157                22,773

                 Total direct life             87,680                83,694

            Reinsurance assumed                    97                   346
            Reinsurance ceded                  (2,836)               (2,441)
                                             --------               -------

            Total individual life,
                 net of reinsurance            84,941                81,599
                                             --------               -------
Direct annuity premiums collected:

            Individual                        173,988                12,544
            Group                                 708                     -
                                             --------                ------

                 Total annuities              174,696                12,544

            Reinsurance ceded                    (967)                 (180)
                                             --------                ------

            Total annuities, net of
                 reinsurance                  173,729                12,364
                                             --------              --------
Other collected premiums, net of
     reinsurance                                  (54)                   67
                                             --------              --------

Total collected premiums, net of
     reinsurance                             $258,616               $94,030
                                             ========               =======

          Annuity premiums, net of reinsurance, for the first quarter of 1998 include $20.2 million and $143.0 million for Delta Life Corporation and AmVestors Financial Corporation, respectively.

Life Insurance and Annuities in Force

          The following table sets forth information regarding the Company's life insurance and annuities in force for each date presented:

                                       Life Insurance and Annuities in Force

                                                    As of March 31,
                                                  1998                  1997
                                                  ----                  ----
                                                 (Dollars in thousands)
Individual life insurance:
            Traditional life
                  Number of policies           256,688               253,645
                  GAAP life reserves        $1,493,263            $1,237,797
                  Face amounts             $18,333,000           $16,883,000
            Universal life
                  Number of policies           117,044               119,728
                  GAAP life reserves          $876,030              $826,715
                  Face amounts             $12,098,000           $12,215,000
            Total life insurance
                  Number of policies           373,732               373,373
                  GAAP life reserves        $2,369,293            $2,064,512
                  Face amounts             $30,431,000           $29,098,000

Annuities:
                  Number of policies           193,327                54,593
                  GAAP reserves             $5,929,883            $1,322,655

Group life insurance:
                  Number of lives               19,400                30,210
                  Face amounts                $559,000              $859,000

          Included in the March 31, 1998 annuity amounts are approximately 155,000 policies and $4.7 billion of GAAP reserves from the recent acquisitions. The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

Adjusted Operating Income

           The following table reflects net income adjusted to eliminate certain items (net of applicable income taxes) which management believes are not necessarily indicative of overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on convertible debt which are considered core earnings, are eliminated. Different items are likely to occur in each period presented and others may have different opinions as to which items may warrant adjustment. The adjusted operating income shown below does not constitute net income computed in accordance with GAAP.

                                            For the Three Months Ended March 31,
                                                  1998                  1997
                                                  ----                  ----
                                       (In thousands, except per share amounts)
Net income                                    $21,757               $14,580

Net realized (gains) losses
     on investments (A)                        (2,265)               (2,981)
                                              -------               -------

Adjusted operating income                     $19,492               $11,599
                                              =======               =======
Adjusted operating income per
     common share (B):
          Basic                                    $ 0.56                $ 0.50
          Diluted                                  $ 0.56                $ 0.50

(A) Represents non-core realized gains or losses on investments less that portion of the amortization of deferred policy acquisition costs adjusted for income taxes on such amounts. Realized gains may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Basic adjusted operating income per common share for the first quarter of 1998 is calculated using 29.73 million weighted average shares of Class A common stock and 5 million shares of Class B common stock outstanding.
     Diluted adjusted operating income per common share for the first quarter of 1998 is calculated using 29.83 million weighted average shares of Class A common stock and 5 million shares of Class B common stock outstanding. The basic and diluted adjusted operating income per common share for the first quarter of 1997 are calculated using 18.16 million shares of Class A common stock and 5 million shares of Class B common stock outstanding.

The Closed Block

           The Closed Block was established on June 30, 1996. Insurance policies which had a dividend scale in effect as of June 30, 1996 were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the Company's reorganization, assets would be available to maintain the dividend scales and interest credits in effect prior to the Company's reorganization if the experience underlying such scales and credits continues.

           The contribution to the operating income of the Company from the Closed Block is reported as a single line item in the income statement. Accordingly, premiums, product charges, investment income, realized gains on investments, policyowner benefits and dividends attributable to the Closed Block, less certain minor expenses including amortization of deferred policy acquisition costs, are shown as a net number under the caption the "Contribution from the Closed Block." This results in material reductions in the respective line items in the income statement while having no effect on net income. The expenses associated with the administration of the policies included in the Closed Block and the renewal commissions on these policies are not charged against the Contribution from the Closed Block, but rather are grouped with underwriting, acquisition and insurance expenses. Also, all assets allocated to the Closed Block are grouped together and shown as a separate item entitled "Closed Block Assets." Likewise, all liabilities attributable to the Closed Block are combined and disclosed as the "Closed Block Liabilities."

Results of Operations

          A summary of the Company's revenues follows:

                                                Three Months Ended March 31,
                                                ------------------------------
                                                  1998                  1997
                                                  ----                  ----
                                                       (In thousands)
Insurance premiums
     Traditional life insurance premiums       $10,141                $4,552
     Immediate annuity and supplementary
          contract premiums                      7,077                 3,593
     Other premiums                                 76                    25
                                              --------               -------

          Total insurance premiums              17,294                 8,170
                                              --------              --------

Universal life product charges                  11,664                11,029
Annuity product charges                          4,716                   153
                                              --------              --------

          Total product charges                 16,380                11,182
                                              --------              --------
Net investment income                          133,173                50,918
Realized gains on investments                    6,219                 5,259
Contribution from the Closed Block               8,975                 9,276
                                              --------              --------

          Total revenues                      $182,041               $84,805
                                              ========               =======

          Individual life and annuity premiums and product charges increased by $14.3 million, or 73.8%, to $33.6 million for the first quarter of 1998 from $19.3 million for the first quarter of 1997. Included in the 1998 increase were $6.3 million of insurance and annuity premiums and product charges from Delta and AmVestors. Insurance premiums increased by $9.1 million to $17.3 million for the first quarter of 1998 compared to $ 8.2 million for the first quarter of 1997. Included in the increased insurance premiums in 1998 was $2.0 million from the acquisitions. Traditional life insurance premiums increased by $5.6 million primarily as a result of growth in renewal premiums on traditional life insurance policies not included in the Closed Block (as defined below). Immediate annuity deposits and supplementary contract premiums were $3.5 million higher in 1998 than in 1997 with $1.8 million from the recent acquisitions of Delta and AmVestors and $1.7 million from increased immediate annuity and supplementary contract premium sales of AmerUs Life.

          Universal life product charges increased by $0.6 million for the first quarter of 1998 primarily due to increased cost of insurance charges as a result of the normal aging of the block of business.

          Annuity product charges for first quarter 1998 increased by $4.5 million from 1997 amounts. The increase includes $4.3 million of annuity product charges from Delta and AmVestors.

          Net investment income increased by $82.2 million to $133.1 million for first quarter 1998. Included in the 1998 increase in net investment income was $82.6 million of net investment income from Delta and AmVestors. The remaining $0.3 million decrease in net investment income was attributable to a decrease in average invested assets (excluding market value adjustments, the Closed Block, and Delta and AmVestors) partially offset by an increase in effective yields on average invested assets. Average invested assets (excluding market value adjustments, the Closed Block and Delta and AmVestors) in the first quarter of 1998 decreased by $56.8 million from the first quarter of 1997, primarily as a result of the continued runoff of AmerUs Life's individual deferred annuity business. Effective May, 1996 substantially all new sales of individual deferred annuities by AmerUs Life's distribution network have been made through the Ameritas Joint Venture pursuant to which AmerUs Life markets fixed annuities issued by Ameritas Variable Life Insurance Company ("AVLIC") and sells AVLIC's variable life insurance and variable annuity products. The effective yield on average invested assets (excluding market value adjustments, the Closed Block and acquisitions) increased from 7.22% for the first quarter of 1997 to 7.26% for the first quarter of 1998.

          Realized gains on investments were $6.2 million for the first quarter of 1998 compared to gains of $5.2 million for the first quarter of 1997. Included in the first quarter amounts were $1.9 million of net gains from Delta and AmVestors, which incorporated $2.8 million of gains from the sale of convertible debt securities considered to be a part of core operating earnings by the Company.

          The Contribution from the Closed Block for the first quarter of 1998 was $9.0 million compared to $9.3 million for the same period in 1997. The following table sets forth the operating results of the Closed Block for the periods indicated.

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1998                  1997
                                                  ----                  ----
                                                     (In thousands)
Revenues
     Insurance premiums                        $50,416             $ 54,936
     Product charges                             3,521                3,731
     Net investment income                      29,183               26,301
     Realized gains (losses) on investments        869                 (573)
                                               -------             --------
     Total revenues                             83,989               84,395
                                               -------             --------
Benefits and expenses
     Policyowner benefits                       49,031               49,731
     Underwriting, acquisition and insurance
           expenses                              1,361                1,491
     Amortization of deferred policy
          acquisition costs                      8,034                6,831
     Dividends to policyowners                  16,588               17,066
                                               -------              -------
     Total benefits and expenses                75,014               75,119
                                               -------              -------
Contribution from the Closed Block             $ 8,975              $ 9,276
                                               =======              =======

          Closed Block insurance premiums decreased by $4.5 million to $50.4 million for the first quarter of 1998 compared to $54.9 million for the same period in 1997. Insurance policies which had a dividend scale in effect as of June 30, 1996 were included in the Closed Block. The decrease in insurance premiums reflects a reduction in the Closed Block's traditional life insurance business in force as a result of the lapse of such business. Similarly, the decrease in product charges on universal life policies included in the Closed Block is primarily the result of the reduction of such business in force.

          Net investment income for the Closed Block increased by $2.9 million to $29.2 million for the first quarter of 1998 compared to $26.3 million for the first quarter of 1997 due primarily to higher average invested assets (excluding market value adjustments) partially offset by lower effective yields. Average invested assets (excluding market value adjustments) increased by $125.6 million and average effective yields decreased by 19 basis points for the Closed Block.

          Realized gains on investments of the Closed Block were $0.9 million for the first quarter of 1998 compared to a $0.6 million realized loss for the same period in 1997.

          Closed Block policyowner benefits were $49.0 million for the first quarter of 1998 compared to $49.7 million a year ago. The decrease in benefits was largely the result of lower death benefits on the Closed Block policies.

           Insurance expenses for the Closed Block were $1.4 million for the first quarter of 1998 compared to $1.5 million for the first quarter of 1997. The decrease in expenses is the result of reduced premium taxes on such business due to the lower insurance premiums.

          The amortization of deferred policy acquisition costs for the Closed Block increased by $1.2 million to $8.0 million for the first quarter of 1998. Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capital gains. Lower death benefits and increased realized capital gains in the first quarter of 1998, compared to the same period in 1997, contributed to higher gross margins in 1998 on those policies included in the Closed Block for which deferred costs are amortized, resulting in the increased amortization in 1998.

          Closed Block dividends to policyowners were $16.6 million for the first quarter of 1998 compared to $17.1 million for the same period in 1997.

          A summary of the Company's policyowner benefits follows:

                                            Three Months Ended March 31,
                                           --------------------------------
                                                  1998                  1997
                                                  ----                  ----
                                                       (In thousands)
Traditional life insurance
     Death benefits                            $   397               $   502
     Change in liability for future policy
          benefits and other policy benefits     6,285                 5,211
                                               -------               -------
     Total traditional life insurance
          benefits                               6,682                 5,713
                                               -------               -------
Universal life insurance
     Death benefits in excess of cash value      4,660                 6,439
     Interest credited to policyowner
          account balances                       8,179                 8,568
     Other policy benefits                       1,468                   593
                                               -------               -------
     Total universal life insurance benefits    14,307                15,600
                                               -------               -------
Annuities
     Interest credited to deferred annuity
          account balances                      75,503                15,400
     Other annuity benefits                     10,303                 8,398
                                               -------               -------
          Total annuity benefits                85,806                23,798
                                               -------               -------
Miscellaneous benefits                             561                   410
                                              --------               -------
     Total policyowner benefits               $107,356               $45,521
                                              ========               =======

          Total policyowner benefits were $107.3 million for the first quarter of 1998 compared to $45.5 million for the first quarter of 1997, an increase of $61.8 million. Included in the first quarter 1998 amounts were $63.0 million of benefits of acquired companies primarily consisting of interest credited to deferred annuity account balances. Traditional life insurance benefits increased by $1.0 million in 1998 primarily due to the growth and aging of such business in force. Universal life insurance benefits were $1.3 million lower in 1998 primarily due to decreased death benefits as a result of lower mortality.

          Annuity benefits increased by $62.0 million for the first quarter of 1998 to $85.8 million compared to $23.8 million for the first quarter of 1997. Included in the first quarter 1998 annuity benefits were $62.0 million attributable to the recent acquisitions of Delta and AmVestors. AmerUs Life's annuity benefits were $23.8 million for both the first quarters of 1998 and 1997. Interest credited to AmerUs Life's policyowner account balances decreased by $1.8 million to $13.6 million for the first quarter of 1998 compared to $15.4 million for the same period in 1997. The weighted average crediting rate for AmerUs Life's individual deferred annuity liabilities decreased by 19 basis points from 5.48% for the first quarter of 1997 to 5.29% for the first quarter of 1998, and AmerUs Life's average deferred annuity liabilities decreased by $110.4 million from the first quarter of 1997 to the same period in 1998 also contributing to the lower credited amounts in 1998. Other annuity benefits for AmerUs Life increased by $1.8 million to $10.2 million for the first quarter of 1998 compared to $8.4 million for the first quarter of 1997, primarily as a result of increased immediate annuity and supplementary contract premium sales.

          A summary of the Company's expenses follows:

                                                Three Months Ended March 31,
                                               ------------------------------
                                                  1998                  1997
                                                  ----                  ----
                                                        (In thousands)
Commission expense, net of deferrals            $3,080                $2,113
Other underwriting, acquisition and insurance
     expenses, net of deferrals                 24,901                 8,900
Amortization of deferred policy
     acquisition costs                           8,191                 5,057
                                              --------              --------
     Total expenses                            $36,172               $16,070
                                              ========              ========

          The Company's commission expense, net of deferrals, increased by $1.0 million to $3.1 million for the first quarter of 1998 compared to $2.1 million for the first quarter of 1997. Included in the increase is $0.4 million of commission expense, net of deferrals, from the recent acquisitions. Other underwriting, acquisition and insurance expenses, net of deferrals, increased by $16.0 million to $24.9 million for the first quarter of 1998. Included in the 1998 amounts is $15.7 million of expenses for the recently acquired companies, including $1.8 million of goodwill amortization and $6.7 million of amortization of value of business acquired. Excluding recently acquired companies, other underwriting, acquisition and insurance expenses, net of deferrals, increased by $0.3 million.

          The amortization of deferred policy acquisition costs increased by $3.1 million to $8.2 million in the first quarter of 1998 compared to $5.1 million in the first quarter of 1997. Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capital gains. Lower death benefits and increased realized capital gains in the first quarter of 1998, compared to the first quarter of 1997, contributed to increased gross margins in 1998 on products for which deferred costs are amortized, resulting in the higher amortization in 1998.

          Income from operations increased by $15.1 million to $38.2 million for the first quarter of 1998 compared to $23.1 million for the same period in 1997, with the recent acquisitions of Delta and AmVestors accounting for $11.7 million of income from operations during the first quarter of 1998. Improved product margins, in large part the result of better mortality, contributed to the remaining increase in income from operations in 1998.

          Interest expense increased by $3.7 million in the first quarter of 1998 to $6.7 million compared to $3.0 million for the first quarter of 1997. The increased interest expense in the first quarter of 1998 was due to increased interest expense on the capital securities issued by the Company on February 3, 1997 and increased interest expense on the revolving line of credit as a result of increased debt levels.

         Income before income tax expense and equity in earnings of unconsolidated subsidiary increased by $11.4 million to $31.5 million for the first quarter of 1998 compared to $20.1 million for the first quarter of 1997, with the recent acquisitions of Delta and AmVestors adding $11.7 million to such income for the first quarter of 1998.

          Income tax expense increased by $4.4 million to $10.1 million for the first quarter of 1998 compared to $5.7 million for the same period of 1997. The increase in income tax expense was primarily due to the higher pre-tax income including income from the recent acquisitions of Delta and AmVestors. The effective income tax rate for the first quarter of 1998 was 32.3% compared to 28.5% for the first quarter of 1997. The higher effective tax rate in 1998 was in part attributable to the non-deductibility of the amortization of goodwill resulting from the recent acquisitions. In addition, relatively similar amounts of tax credits in 1998 and 1997, had a greater impact on reducing the effective tax rate for the first quarter of 1997 due to the lower income in the first quarter of 1997.

          Net income increased by $7.2 million to $21.8 million for the first quarter of 1998 compared to $14.6 million for the same period in 1997, with the recent acquisitions of Delta and AmVestors adding $6.5 million of net income for the first quarter of 1998.

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

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life and Annuity Company ("Delta Life") may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Commissioner to pay any dividend that would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 1997 results, AmerUs Life and Delta Life would be able to pay approximately $58 million and $8 million, respectively, in dividends in 1998 without obtaining the Iowa Commissioner's approval. The payment of dividends by American Investors Life Insurance Company, Inc. ("American") and Financial Benefit Life Insurance Company ("FBL") (together "AmVestors' Subsidiaries") is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. Based on these limitations and 1997 results, AmVestors' Subsidiaries could pay approximately $15 million in dividends in 1998. During the first quarter of 1998, AmerUs Life paid the Company $16.7 million in dividends. Based upon the cumulative limitations and 1997 results, the Company's subsidiaries could pay an estimated $63 million in additional dividends in 1998 without obtaining regulatory approval.

     On October 23, 1997, the Company entered into a $250 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility") to be used to replace its then existing revolving credit facility, to finance the acquisition of Delta, to finance permitted mergers and acquisitions and for other general corporate purposes. The Bank Credit Facility is secured by a pledge of approximately 49.9% of the outstanding common stock of AmerUs Life, 100% of the outstanding common stock of Delta and a $50 million 9% surplus note payable to the Company by AmerUs Life. As of March 31, 1998, there was an outstanding loan balance of $250 million under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its life insurance subsidiaries to maintain certain ratings from A.M. Best and certain levels of adjusted capital and surplus and risk-based capital.

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

     The Company and its subsidiaries generated cash flows from operating activities of $27.3 million and $36.8 million for the three months ended March 31, 1998 and 1997, respectively. Excess operating cash flows were primarily used to increase the Company's fixed maturity investment portfolio.

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

     The Company takes into account asset-liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes statutory liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at March 31, 1998 (dollars in millions):

Not subject to discretionary withdrawal                             $406.8
Subject to discretionary withdrawal with adjustments:
     Specified surrender charges (A)                               4,107.5
     Market value adjustments                                      1,310.5
                                                                --------
     Subtotal                                                      5,418.0
                                                                  --------
Subject to discretionary withdrawal without adjustments            1,166.8
                                                                  --------
Total                                                             $6,991.7
                                                                  ========

(A) Includes $1,426.5 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     Through its membership in the Federal Home Loan Bank ("FHLB") of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. Interest is payable at a current rate at the time of any advance. As of March 31, 1998, AmerUs Life had a $25.0 million open secured line of credit against which there were no borrowings. In addition to the line of credit, AmerUs Life has long-term advances from the FHLB outstanding of $16.3 million at March 31, 1998.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments or borrowings collateralized by their investment portfolios. The Company's investment portfolio as of March 31, 1998 had a carrying value of $9.0 billion, including Closed Block investments. As of March 31, 1998, fixed maturity securities were $7.9 billion, or 88% of invested assets, with public and private fixed maturity securities constituting $7.6 billion, or 96.2%, and $0.3 million, or 3.8%, of total fixed maturity securities, respectively.

     At March 31, 1998, the statutory surplus of AmerUs Life, Delta Life, American and FBL were approximately $321 million, $86 million, $115 million and $42 million, respectively. The Company believes that these levels of statutory capital are more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

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

     (b) The following report on Form 8-K was filed during the quarter ended March 31, 1998:

          1. Form 8-K/A dated October 23, 1997, as amended January 6, 1998, including financial statements as follows:

               (a) Delta Life Corporation (Unaudited) as of September 30, 1997 and the nine months ended September 30, 1997 and 1996;

               (b) Delta Life Corporation as of December 31, 1996 and 1995 and the years ended December 31, 1996, 1995 and 1994; and

               (c) AmerUs Life Holdings, Inc. Unaudited Pro Forma Financial Statements as of September 30, 1997 and for the nine months ended September 30, 1997 and the year ended December, 1996.

          2. Form 8-K/A dated December 19, 1997, as amended March 3, 1998, including financial statements as follows:

               (a) AmVestors Financial Corporation (Unaudited) as of September 30, 1997 and the nine months ended September 30, 1997 and 1996;

               (b) AmVestors Financial Corporation as of December 31, 1996 and 1995 and the years ended December 31, 1996, 1995 and 1994; and

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


DATED: May 14, 1998                      AMERUS LIFE HOLDINGS, INC.



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

                               INDEX TO EXHIBITS

                  AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit No.     Description
-----------     -----------
   2.1 Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
   2.2 Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among the Registrant, AFC Corp. and AmVestors Financial Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration Statement of the Registrant on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.
   2.3 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly owned subsidiary of the Registrant and Delta Life Corporation, filed as
        Exhibit 2.2 to Form 8-K of the Registrant dated October 8, 1997, is hereby incorporated by reference.
   3.1 Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.5 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
   3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
   4.1  Amended and Restated Trust Agreement dated as of February 3, 1997 among the Registrant, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.
   4.2 Indenture dated as of February 3, 1997 between the Registrant and Wilmington Trust Company relating to the Company's 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
   4.3  Guaranty Agreement dated as of February 3, 1997 between the
        Registrant, as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
   4.4  Common Stock Purchase Warrant, filed as Exhibit (10)(v) to Form 10-Q of AmVestors Financial Corporation dated May 13, 1992, is hereby incorporated by reference.
   4.5 Certificate of Trust of AmerUs Capital II, filed as Exhibit 4.4 to the registration statement of the Registrant, AmerUs Capital I and AmerUs Capital II on Form S-3, Registration Number 333-50249, is hereby incorporated by reference.
   4.6 Trust Agreement of AmerUs Capital II, filed as Exhibit 4.5 to the registration statement of the Registrant, AmerUs Capital I and AmerUs Capital II on Form S-3, Registration Number 333-50249, is hereby incorporated by reference.
   4.7  Certificate of Trust of AmerUs Capital III, filed as Exhibit 4.7 to the registration statement of the Registrant, AmerUs Capital I and AmerUs Capital II on Form S-3, Registration Number 333-50249, is
        hereby incorporated by reference.
   4.8 Trust Agreement of AmerUs Capital III, filed as Exhibit 4.8 to the registration statement of the Registrant, AmerUs Capital I and AmerUs Capital II on Form S-3, Registration Number 333-50249, is hereby incorporated by reference.
   10.1 Amended and Restated Intercompany Agreement dated as of December 1, 1996, among American Mutual Holding Company, AmerUs Group Co. and the Company. Filed as Exhibit 10.81 to the Registrant's registration statement on Form S-1, Registration Number 333-12239, is hereby incorporated by reference
   10.2 Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp.
   10.3 Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as
        Exhibit 10.3 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
   10.4 Agreement and Plan of Merger, dated as of August 24, 1994, among Central Life Assurance Company and American Mutual Life Insurance Company, filed as Exhibit 10.4 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
   10.5 All*AmerUs Supplemental Executive Retirement Plan, effective January
        1, 1996, filed as Exhibit 10.6 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
   10.6 American Mutual Life Insurance Company Supplemental Pension Plan
        (which was curtailed as of December 31, 1995), filed as Exhibit 10.7 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
   10.7 Central Life Assurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.8 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
   10.8 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
   10.9 AmerUs Life Insurance Company Performance Share Plan, filed as Exhibit
        10.10 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.10 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.11  AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.12  Modification of Real Estate Contract, dated as of July 1, 1996, between AmerUs Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.14 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.13 Asset Management and Disposition Agreement, dated January 3, 1995, between American Mutual Life Insurance Company and Central Properties, Inc. (now AmerUs Properties, Inc.), filed as Exhibit 10.15 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.14 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.15 Amended and Restated Agreement and Certificate of Limited Partnership of CPI Housing Partners I, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit
        10.34 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.16 Amended and Restated Agreement of Limited Partnership of American Mutual Affordable Housing Partners, L.P., dated as of September 1, 1995, among GrA Partners Joint Venture, AmerUs Properties, Inc., American Mutual Life Insurance Company, NCC Polar Company and NCC
        Orion Company, filed as Exhibit 10.35 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.17 Amended and Restated Agreement and Certificate of Limited Partnership of 65th & Vista, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit 10.36 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.18 Amended and Restated Agreement and Certificate of Limited Partnership of 60th & Vista, L.P., dated as of September 1, 1995, among I.R.F.B. Joint Venture, American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit 10.37 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.19  Certificate of Limited Partnership and Limited Partnership Agreement
        of CPI Housing Partners II, L.P., dated March 27, 1995, between
        Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company, filed as Exhibit 10.38 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.20 Amended and Restated Agreement and Certificate of Limited Partnership of API Housing Partners III, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.39 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is
        hereby incorporated by reference.
 10.21  Certificate of Limited Partnership and Limited Partnership Agreement
        of API Housing Partners IV, L.P., dated as of June 1995, between
        AmerUs Properties, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.40 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.22 Amended and Restated Agreement and Certificate of Limited Partnership of API Housing Partners V, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.41 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is
        hereby incorporated by reference.
 10.23 Amended and Restated Agreement and Certificate of Limited Partnership of API-Chimney Ridge Partners, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.42 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is
        hereby incorporated by reference.
 10.24  Certificate of Limited Partnership and Limited Partnership Agreement
        of API Housing Partners VI, L.P., dated as of October 10, 1995, between AmerUs Properties, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.43 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.25  Certificate of Limited Partnership and Limited Partnership Agreement
        of 86th & Meredith Associates, L.P., dated as of February 14, 1995, between Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company, filed as Exhibit 10.44 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.26  Certificate of Limited Partnership and Limited Partnership Agreement
        of Altoona Meadows Investors, L.P., dated as of February 22, 1995, between KPI Investments, Inc. and Dennis Galeazzi, filed as Exhibit
        10.45 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.27 First Amendment to the Certificate of Limited Partnership and Limited Partnership Agreement of Altoona Meadows Investors, L.P., dated as of September 28, 1995, between KPI Investments, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.46 to the registration statement of the Registrant on Form S-1, Registration Number
        333-12239, is hereby incorporated by reference.
 10.28 Loan Servicing Agreement, dated August 1, 1990, between Central Life Assurance Company and Midland Financial Mortgages, Inc. (now AmerUs Mortgage), filed as Exhibit 10.47 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.29  Construction Loan Servicing Agreement, dated November 20, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.48 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.30  Loan Servicing Agreement, dated September 1, 1994, between Central
        Life Assurance Company and Midland Savings Bank, FSB (now AmerUs
        Bank), filed as Exhibit 10.50 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.31 Amendment to Service Agreement, dated as of May 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank, filed as
        Exhibit 10.52 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.32 Data Processing Service Agreement, dated November 1, 1989, between Central Life Assurance Company and Midland Financial Savings and Loan Association (now AmerUs Bank), filed as Exhibit 10.29 to Central Resource Group, Inc.'s registration statement on Form S-1,
        Registration No. 33-48359, filed on June 4, 1992), filed as Exhibit
        10.53 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.33 First Amendment to Data Processing Service Agreement, dated as of September 30, 1990, between Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.54 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.34 Second Amendment to Data Processing Service Agreement, dated as of May 1, 1991, between Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.55 to the registration statement of the Registrant on Form S-1, Registration Number
        333-12239, is hereby incorporated by reference.
 10.35 Third Amendment to Data Processing Service Agreement, dated as of October 1, 1991, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank), filed as Exhibit 10.56 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.36 Fourth Amendment to Data Processing Service Agreement, dated as of January 2, 1992, between Central Life Assurance Company and Midland Savings Bank, (now AmerUs Bank), filed as Exhibit 10.57 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.37 Fifth Amendment to Data Processing Service Agreement, dated as of June 1, 1993, between Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.58 to the registration statement of the Registrant on Form S-1, Registration Number
        333-12239, is hereby incorporated by reference.
 10.38 Sixth Amendment to Data Processing Service Agreement, dated as of September 1, 1995, between American Mutual Life Company and AmerUs Bank, filed as Exhibit 10.59 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.39 Seventh Amendment to Data Processing Service Agreement, dated as of January 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank, filed as Exhibit 10.60 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.40 Data Processing Support Services Agreement, dated as of July 1, 1993, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank), filed as Exhibit 10.61 to the registration statement of the Registrant on Form S-1, Registration Number
        333-12239, is hereby incorporated by reference.
 10.41 Investment Management Agreement, dated as of August 15, 1992, between Central Life Assurance Company and Midland Savings Bank FSB (now
        AmerUs Bank), filed as Exhibit 10.63 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.42 Purchase Agreement, dated as of June 28, 1996, between AmerUs Life Insurance Company and AmerUs Bank, filed as Exhibit 10.65 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.43 Brokerage Contract dated January 1, 1995, among American Mutual Life Insurance Company and Midland Investment Services, Inc. (now AmerUs Investments, Inc.), filed as Exhibit 10.66 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.44 Servicing Agreement, dated March 1, 1992, between Central Life Assurance Company and Midland Investment Services, Inc. (now AmerUs Investments, Inc.), filed as Exhibit 10.67 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.45  Tax Allocation Agreement dated as of November 4, 1996, filed as
        Exhibit 10.68 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.46 Limited Partnership Agreement of Theater Project Limited Partnership dated March 15, 1985, among Tapp Management, Inc., Tapp Management
        Co., Ltd., Michael Longley, Michael A. Hammond and Gary L. Wood along with an Amendment to Certificate of Limited Partnership, dated August 22, 1986, and an Assignment of Limited Partnership Interest, dated November 15, 1992, between F. Barry Tapp and Tapp Development Co., Ltd., and an Amended Certificate of Limited Partnership dated December 24, 1992, filed as Exhibit 10.73 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.47 Assignment of Limited Partnership Interest of Theater Project Limited Partnership, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.74 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.48  Certificate of Limited Partnership and Limited Partnership Agreement
        of Lagos Vista Limited Partnership, dated August 10, 1994, between Central Properties, Inc. (now AmerUs Properties, Inc.) and Central
        Life Assurance Company, filed as Exhibit 10.75 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.49 Revolving Credit and Term Loan Agreement, dated as of December 1996, among the Registrant, certain Signatory Banks thereto and The Chase Manhattan Bank, Note issued by the Registrant and Borrower Pledge Agreement, filed as Exhibit 10.80 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
 10.50 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly-owned subsidiary of the Registrant and Delta Life Corporation, filed as
        Exhibit 2.2 to the Registrant's current report on Form 8-K on October 8, 1997, is hereby incorporated by reference.
 10.51 Purchase Agreement between AmerUs Life and AmerUs Bank dated March 5, 1997 relating to the sale of certain loans , filed as Exhibit 10.82 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
 10.52 Letter Agreement dated as of March 1, 1997 between AmerUs Life and AmerUs Mortgage relating to the purchase of residential mortgage loans, together with an amendment thereto dated March 11, 1997 , filed as Exhibit 10.83 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
 10.53 Credit Agreement, dated as of October 23, 1997, among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent , filed as Exhibit 10.84 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
 10.54 Coinsurance Agreement, effective February 1, 1996, between Delta Life and Annuity Company and London Life Reinsurance Company , filed as
        Exhibit 10.85 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
 10.55  AmVestors Financial Corporation 1996 Incentive Stock Option Plan,
        filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996.
 10.56 1989 Non-Qualified Stock Option Plan adopted March 17, 1989, filed as Exhibit (10)(q) to Form 10-K of AmVestors Financial Corporation, dated April 12, 1989, is hereby incorporated by reference.
 10.57 Amended and Restated Miscellaneous Service Agreement, dated as of July 21, 1997, among American Mutual Holding Company, Registrant, AmerUs Life Insurance Company, AmerUs Group Co., AmerUs Bank, AmerUs
        Mortgage, Inc., Iowa Realty Co., Inc., Iowa Title Company, AmerUs Insurance, Inc., AmerUs Properties, Inc., AmerUs Direct, Inc. filed as
        Exhibit 10.57 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.58 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa filed as Exhibit 10.58 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.59 First Amendment dated February 1, 1998 to Lease Agreement dated December 1, 1996 between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa filed as Exhibit 10.59 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.60 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, 1213 Cherry
        Street, Des Moines, Iowa filed as Exhibit 10.60 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.61 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and the Registrant, property 418 Sixth Avenue Moines, Iowa filed as Exhibit 10.61 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.62 Lease - Business Property, dated December 31, 1997, between AmerUs Properties, Inc. and the Registrant property, 699 Walnut Street, Des Moines, Iowa filed as Exhibit 10.62 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.63  First Amendment dated February 1, 1998 to lease dated December 31,
        1997 between AmerUs Properties and the Registrant filed as Exhibit
        10.63 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.64  Servicing Agreement, dated March 5, 1997, between AmerUs Life
        Insurance Company and AmerUs Properties, Inc. filed as Exhibit 10.64 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.65 First Amended and Restated Articles of Limited Partnership of Cotton Mill Limited Partnership, dated as of September 30, 1996, among API-Cotton Mill Partners, L.P., Historic Restoration Incorporated and AmerUs Management, Inc. filed as Exhibit 10.65 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.66 Articles of Organization of AmerUs-Blackstone, L.L.C. dated July 8, 1997 filed as Exhibit 10.66 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.67 First Amended and Restated Articles of Limited Partnership of Blackstone Hotel Partners L.P. dated as of July 23, 1997 filed as
        Exhibit 10.67 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.68 First Amended and Restated Limited Partnership Agreement of Briggs Renewal Limited Partnership dated as of November 18, 1997 filed as
        Exhibit 10.68 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.69 Declaration of Operating Agreement of AmerUs-Blackstone, L.L.C., dated as of July 23, 1997 filed as Exhibit 10.69 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.70 Open Line of Credit Application and Terms Agreement, dated March 3, 1997, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company filed as Exhibit 10.70 to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
 10.71  Certificate of Limited Partnership Agreement of API Cottonmill
        Partner, L.P., dated as of June 21, 1996, among AmerUs Management,
        Inc. and AmerUs Properties, Inc. filed as Exhibit 10. to the Registrant's current report on Form 10-K dated March 25, 1998, is hereby incorporated by reference.
   11*  Statement Re:  Computation of Per Share Earnings
   27   Financial Data Schedule
   99.3 Employment Agreement, dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc. and American Investors Sales Group, Inc., filed as Exhibit 99.3 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
   99.4 Agreement of Sale, dated as of October 22, 1997, by and between R. Rex Lee and AmerUs Group, Co., filed as Exhibit 99.4 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

--------------------------

*  Included herein