Form 10-K/A
period 1997-12-31
AMERUS LIFE HOLDINGS INC
filed 1998-06-04
CIK 1022827

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
(Mark one)/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

The aggregate market value of voting stock held by Non-affiliates of the Company on February 28, 1998 was $566,194,000

     The number of shares outstanding of each of the registrant's classes of common stock on February 28, 1998 was as follows:

Class A, Common Stock        29,734,918 shares
Class B, Common Stock         5,000,000 shares

Documents incorporated by reference
Notice of 1998 Annual Meeting of Shareholders and Proxy Statement
(incorporated into Part III)

                                Explanatory Note

There were some misclassifications of the Company's fixed maturity securities by credit ratings at December 31, 1997. The accompanying 10-K/A corrects such misclassifications with no effect on reported total fixed maturity securities, assets, equity, net income or earnings per share.

                               TABLE OF CONTENTS
                              -------------------

PART II
-------

Item 7.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition. . . . . . . . . . . . . . . . . . . . . . 4

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32
          Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . .34
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .43
          Index to Consolidated Financial Statements . . . . . . . . . . . F-1
          Index to Consolidated Financial statement Schedules. . . . . . . S-1
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION.

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
                                                  =======      =======   =======

     A summary of the Company's combined revenues, including revenues associated with the Closed Block, follows:

                                                    Year Ended December 31,
                                          --------------------------------------
                                                1997        1996         1995
                                                ----        ----         ----
                                                       (In thousands)

Insurance premiums
       Traditional life insurance premiums     $236,878    $228,986     $219,732
       Immediate annuity and supplementary
          contract premiums                      17,238      16,082       17,659
       Other premiums                               156       1,723        6,696
                                               --------    --------     --------
          Total insurance premiums              254,272     246,791      244,087

Universal life product charges                   59,236      57,834       56,763
Annuity product charges                           1,669         837          607
                                              ---------    --------     --------
          Total product charges                  60,905      58,671       57,370
Net investment income                           338,190     284,954      285,244
Realized gains on investments                    14,509      66,464       51,387
                                               --------    --------     --------
            Total revenues                     $667,876    $656,880     $638,088
                                               ========    ========     ========
/TABLE

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

     A summary of the Company's combined policyowner benefits, including policyowner benefits associated with the Closed Block, follows:

                                                  Year Ended December 31,
                                               ------------------------------
                                             1997           1996        1995
                                             ----           ----        ----
                                                     (In thousands)

Traditional life insurance
     Death benefits                          $40,821       $32,251     $32,196
     Change in liability for future policy
        benefits and other policy benefits   170,275       160,036     152,742
                                             -------       -------     -------
     Total traditional life insurance
               benefits                      211,096       192,287     184,938

Universal life insurance
     Death benefits in excess of
     cash value                               24,682        23,871      20,802
     Interest credited to policyowner
        account balances                      45,232        43,203      41,532
     Other policy benefits                     3,453         3,026       5,218
                                             -------       -------     -------
     Total universal life insurance
          benefits                            73,367        70,100      67,552

Annuities
     Interest credited to deferred annuity
        account balances                      80,440        66,254      78,120
     Other annuity benefits                   37,133        34,334      35,582
                                             -------       -------     -------
        Total annuity benefits               117,573       100,588     113,702

Miscellaneous benefits                           578         2,845       8,428
                                            --------      --------    --------
     Total policyowner benefits             $402,614      $365,820    $374,620
                                            ========      ========    ========
/TABLE

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

                                                        Consolidated Invested Assets
                                                                 December 31,
                                                  1997                           1996
                                     -----------------------------    ----------------------------
                                  Carrying  Carrying                Carrying Carrying
                                     Value  Value                     Value  Value
                                    Closed General           % of     Closed General               % of
                                     Block Account Combined  Total    Block Account   Combined     Total
                                     ----- -------  -------  -----    ----- -------    -------      -----
                                                                  (Dollars in millions)

  Fixed maturity securities:
    Public                           $894.2 $6,667.7$7,561.9  84.8%   $730.4 $2,263.4   $2,993.8      75.7%
    Private                           158.9    206.7   365.6   4.1     170.9    151.4      322.3       8.2
                                    ------- -------  -------  ----    ------  --------   -------       ----
       Subtotal                     1,053.1  6,874.4 7,927.5  88.9     901.3  2,414.8     3,316.1      83.9
  Equity securities                     -       61.4    61.4    .7      -        64.0        64.0       1.7
  Mortgage loans                        -      462.5   462.5   5.2      -       225.7       225.7       5.7
  Policy loans                        168.4    117.8   286.2   3.2     166.8     65.2       232.0       5.9
  Real estate:
    Investments                         -        8.7     8.7    .1      -         4.6         4.6        .1
    Foreclosures                        -        -       -      -       -          -           -          -
                                  -------  ------- -------   ----     -----  --------      -------     ----
       Subtotal                         -        8.7     8.7    .1      -         4.6         4.6        .1
  Other invested assets                 0.6    158.1   158.7   1.8      -        93.2        93.2       2.3
  Short-term investments                0.6     12.6    13.2    .1      3.1     13.3         16.4        .4
                                  -------  ------- -------  -----   -------  --------      --------  -------
  Total invested assets            $1,222.7 $7,695.5$8,918.2 100.0% $1,071.2 $2,880.8    $3,952.1     100.0%
                                    ======= =======  ======= =====  ========  ========  ========     ======





/TABLE

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

/TABLE

  The following table summarizes fixed maturity securities by remaining maturity as of December 31, 1997:

                 Remaining Maturity of Fixed Maturity Securities

                                                     Carrying      % of
                                                      Value       Total
                                                     -------      -----
                                                      (Dollars in millions)

Due:
 In one year or less (1998)                              $70.9       0.9%
 One to five years (1999-2003)                         1,490.5      18.8%
 Five to 10 years (2004-2008)                          1,764.0      22.3%
 10 to 20 years (2009-2018)                              598.7       7.6%
 Over 20 years (2019 and after)                          553.1       6.9%
                                                     --------      ----
  Subtotal                                             4,477.2      56.5%
 MBS                                                   3,450.3      43.5%
                                                     --------      ----
    Total                                             $7,927.5     100.0%
                                                     ========     =====

  The Company's portfolio of investment grade fixed maturity securities is diversified by number and type of issuer. As of December 31, 1997, investment grade fixed maturity securities included the securities of over 1,055 issuers, with 2,692 different issues of securities. No issuer represents more than 2.8% of investment grade fixed maturity securities.

  Below-investment grade fixed maturity securities as of December 31, 1997 included the securities of 115 issuers representing 4.6% of total invested assets, with the largest being a $10.6 million investment.

  As of December 31, 1997, 84.3% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor's rating equivalents, of fixed maturity securities as of December 31, 1997:

                              FIXED MATURITY SECURITIES BY NAIC DESIGNATION
                                             December 31, 1997
                   Standard                         Public             Private              Total
                   & Poor's                  --------------------   --------------  --------------------
NAIC              Equivalent               Carrying        % of   Carrying   % of    Carrying     % of
Designation      Designation                 Value        Total   Value     Total    Value       Total
-----------       ------------              ------       ------    ------  -------   -------    ------
                                                          (Dollars in millions)

1        A- or Higher                       $5,515.5      72.9%   $151.9      41.6% $5,667.4      71.5%
2        BBB- to BBB+                        1,659.5      21.9     190.0      52.0   1,849.5      23.3
                                           --------      ----   -------      ----  --------      ----
         Total investment grade              7,175.0      94.9     341.9      93.5   7,516.9      94.8
                                           --------      ----   -------      ----  --------      ----
3        BB to BB+                             231.8       3.1      18.5       5.0     250.3       3.2
4        B                                     148.0       2.0       4.3       1.2     152.2       1.9
5        CCC or lower                            7.1       0.1       0.8       0.2       7.9       0.1
         In or near default                      0.0       0.0       0.2       0.1       0.2       0.0
                                            --------     ----   -------      ----  --------     -----
         Total below investment grade         $386.9       5.1%    $23.7       6.5%   $410.6       5.2%
                                            --------      ----  --------      ---- --------     -----
         Total                              $7,561.9     100.0%   $365.6     100.0% $7,927.5     100.0%
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

  As of December 31, 1997, only five loans aggregating $2.0 million, or 0.4%, of the Company's loan portfolio (as measured by principal balance) were classified as delinquent or in foreclosure. As of the same date, only
$4.4 million, or 0.9%, of the Company's loan portfolio (as measured by principal balance) was classified as restructured. During 1997, the Company had no foreclosures.

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

  As of December 31, 1997, the Company held equity securities of $61.5 million. The largest holding of equity securities, Federal Home Loan Bank, had a carrying value of $28.1 million as of December 31, 1997.

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

                  AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit No. Description
----------- -----------
  2.1 Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  2.2 Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among the Registrant, AFC Corp. and AmVestors Financial Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration Statement of the Registrant on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.
  2.3 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly owned subsidiary of the Registrant and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of the Registrant dated October 8, 1997, is hereby incorporated by reference.
  3.1 Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.5 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
  3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
  4.1 Amended and Restated Trust Agreement dated as of February 3, 1997 among the Registrant, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration
       Number 333-13713, is hereby incorporated by reference.
  4.2 Indenture dated as of February 3, 1997 between the Registrant and Wilmington Trust Company relating to the Company's 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
  4.3  Guaranty Agreement dated as of February 3, 1997 between the
       Registrant, as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
  4.4 Common Stock Purchase Warrant, filed as Exhibit (10)(v) to Form 10-Q of AmVestors Financial Corporation dated May 13, 1992, is hereby incorporated by reference.
  10.1 Amended and Restated Intercompany Agreement dated as of December 1,
       1996, among American Mutual Holding Company, AmerUs Group Co. and the Company. Filed as Exhibit 10.81 to the Registrant's registration statement on Form S-1, Registration Number 333-12239, is hereby incorporated by reference
  10.2 Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as
       Exhibit 10.2 to the Annual Report Form 10-K dated March 25, 1998.
  10.3 Management and Administration Service Agreement, dated as of April
       1, 1996, among American Mutual Life Insurance Company, Ameritas
       Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.4 Agreement and Plan of Merger, dated as of August 24, 1994, among
       Central Life Assurance Company and American Mutual Life Insurance Company, filed as Exhibit 10.4 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.5 All*AmerUs Supplemental Executive Retirement Plan, effective January
       1, 1996, filed as Exhibit 10.6 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.6 American Mutual Life Insurance Company Supplemental Pension Plan
       (which was curtailed as of December 31, 1995), filed as Exhibit 10.7 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.7 Central Life Assurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.8 to the registration statement of the Registrant on Form S-1, Registration
       Number 333-12239, is hereby incorporated by reference.
  10.8 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.9 AmerUs Life Insurance Company Performance Share Plan, filed as
       Exhibit 10.10 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.10 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.11 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.12 Modification of Real Estate Contract, dated as of July 1, 1996, between AmerUs Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.14 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.13 Asset Management and Disposition Agreement, dated January 3, 1995, between American Mutual Life Insurance Company and Central
         Properties, Inc. (now AmerUs Properties, Inc.), filed as Exhibit
         10.15 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.14 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.15  Amended and Restated Agreement and Certificate of Limited
         Partnership of CPI Housing Partners I, L.P., dated as of September
         1, 1995, among AmerUs Properties, Inc., American Mutual Life
         Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit 10.34 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.16 Amended and Restated Agreement of Limited Partnership of American Mutual Affordable Housing Partners, L.P., dated as of September 1, 1995, among GrA Partners Joint Venture, AmerUs Properties, Inc., American Mutual Life Insurance Company, NCC Polar Company and NCC
         Orion Company, filed as Exhibit 10.35 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.17  Amended and Restated Agreement and Certificate of Limited
         Partnership of 65th & Vista, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance
         Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit 10.36 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.18  Amended and Restated Agreement and Certificate of Limited
         Partnership of 60th & Vista, L.P., dated as of September 1, 1995, among I.R.F.B. Joint Venture, American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as
         Exhibit 10.37 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.19 Certificate of Limited Partnership and Limited Partnership Agreement of CPI Housing Partners II, L.P., dated March 27, 1995, between
         Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company, filed as Exhibit 10.38 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.20  Amended and Restated Agreement and Certificate of Limited
         Partnership of API Housing Partners III, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.39 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.21 Certificate of Limited Partnership and Limited Partnership Agreement of API Housing Partners IV, L.P., dated as of June 1995, between
         AmerUs Properties, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.40 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.22  Amended and Restated Agreement and Certificate of Limited
         Partnership of API Housing Partners V, L.P., dated as of March 1,
         1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.41 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.23  Amended and Restated Agreement and Certificate of Limited
         Partnership of API-Chimney Ridge Partners, L.P., dated as of March
         1, 1996, among AmerUs Properties, Inc., American Mutual Life
         Insurance Company, American Mutual Affordable Housing Partners II,
         L.P. and AmerUs Management, Inc., filed as Exhibit 10.42 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.24 Certificate of Limited Partnership and Limited Partnership Agreement of API Housing Partners VI, L.P., dated as of October 10, 1995, between AmerUs Properties, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.43 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.25 Certificate of Limited Partnership and Limited Partnership Agreement of 86th & Meredith Associates, L.P., dated as of February 14, 1995, between Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company, filed as Exhibit 10.44 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.26 Certificate of Limited Partnership and Limited Partnership Agreement of Altoona Meadows Investors, L.P., dated as of February 22, 1995, between KPI Investments, Inc. and Dennis Galeazzi, filed as Exhibit
         10.45 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.27  First Amendment to the Certificate of Limited Partnership and
         Limited Partnership Agreement of Altoona Meadows Investors, L.P., dated as of September 28, 1995, between KPI Investments, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.46 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.28 Loan Servicing Agreement, dated August 1, 1990, between Central Life Assurance Company and Midland Financial Mortgages, Inc. (now AmerUs Mortgage), filed as Exhibit 10.47 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.29 Construction Loan Servicing Agreement, dated November 20, 1995, between American Mutual Life Insurance Company and AmerUs
         Properties, Inc., filed as Exhibit 10.48 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.30  Loan Servicing Agreement, dated September 1, 1994, between Central
         Life Assurance Company and Midland Savings Bank, FSB (now AmerUs
         Bank), filed as Exhibit 10.50 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.31 Amendment to Service Agreement, dated as of May 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank, filed as
         Exhibit 10.52 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.32 Data Processing Service Agreement, dated November 1, 1989, between Central Life Assurance Company and Midland Financial Savings and
         Loan Association (now AmerUs Bank), filed as Exhibit 10.29 to
         Central Resource Group, Inc.'s registration statement on Form S-1, Registration No. 33-48359, filed on June 4, 1992), filed as Exhibit
         10.53 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.33 First Amendment to Data Processing Service Agreement, dated as of September 30, 1990, between Central Life Assurance Company and
         Midland Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.54 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.34  Second Amendment to Data Processing Service Agreement, dated as of
         May 1, 1991, between Central Life Assurance Company and Midland
         Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.55 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.35 Third Amendment to Data Processing Service Agreement, dated as of October 1, 1991, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank), filed as Exhibit 10.56 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.36 Fourth Amendment to Data Processing Service Agreement, dated as of January 2, 1992, between Central Life Assurance Company and Midland Savings Bank, (now AmerUs Bank), filed as Exhibit 10.57 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.37  Fifth Amendment to Data Processing Service Agreement, dated as of
         June 1, 1993, between Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.58 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.38 Sixth Amendment to Data Processing Service Agreement, dated as of September 1, 1995, between American Mutual Life Company and AmerUs Bank, filed as Exhibit 10.59 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.39 Seventh Amendment to Data Processing Service Agreement, dated as of January 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank, filed as Exhibit 10.60 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.40  Data Processing Support Services Agreement, dated as of July 1,
         1993, between Central Life Assurance Company and Midland Savings
         Bank, FSB (now AmerUs Bank), filed as Exhibit 10.61 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.41 Investment Management Agreement, dated as of August 15, 1992, between Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.63 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.42 Purchase Agreement, dated as of June 28, 1996, between AmerUs Life Insurance Company and AmerUs Bank, filed as Exhibit 10.65 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.43 Brokerage Contract dated January 1, 1995, among American Mutual Life Insurance Company and Midland Investment Services, Inc. (now AmerUs Investments, Inc.), filed as Exhibit 10.66 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.44 Servicing Agreement, dated March 1, 1992, between Central Life Assurance Company and Midland Investment Services, Inc. (now AmerUs Investments, Inc.), filed as Exhibit 10.67 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.45  Tax Allocation Agreement dated as of November 4, 1996, filed as
         Exhibit 10.68 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.46 Limited Partnership Agreement of Theater Project Limited Partnership dated March 15, 1985, among Tapp Management, Inc., Tapp Management
         Co., Ltd., Michael Longley, Michael A. Hammond and Gary L. Wood along with an Amendment to Certificate of Limited Partnership, dated August 22, 1986, and an Assignment of Limited Partnership Interest, dated November 15, 1992, between F. Barry Tapp and Tapp Development Co., Ltd., and an Amended Certificate of Limited Partnership dated December 24, 1992, filed as Exhibit 10.73 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.47  Assignment of Limited Partnership Interest of Theater Project
         Limited Partnership, dated December 30, 1995, between American
         Mutual Life Insurance Company and AmerUs Properties, Inc., filed as
         Exhibit 10.74 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.48 Certificate of Limited Partnership and Limited Partnership Agreement of Lagos Vista Limited Partnership, dated August 10, 1994, between Central Properties, Inc. (now AmerUs Properties, Inc.) and Central
         Life Assurance Company, filed as Exhibit 10.75 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.49 Revolving Credit and Term Loan Agreement, dated as of December 1996, among the Registrant, certain Signatory Banks thereto and The Chase Manhattan Bank, Note issued by the Registrant and Borrower Pledge Agreement, filed as Exhibit 10.80 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
  10.50 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly-owned subsidiary of the Registrant and Delta Life Corporation, filed as Exhibit 2.2 to the Registrant's current report on Form 8-K on October 8, 1997, is hereby incorporated by reference.
  10.51  Purchase Agreement between AmerUs Life and AmerUs Bank dated March
         5, 1997 relating to the sale of certain loans , filed as Exhibit
         10.82 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
  10.52 Letter Agreement dated as of March 1, 1997 between AmerUs Life and AmerUs Mortgage relating to the purchase of residential mortgage loans, together with an amendment thereto dated March 11, 1997 , filed as Exhibit 10.83 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
  10.53  Credit Agreement, dated as of October 23, 1997, among the
         Registrant, Various Lender Institutions, the Co-Arrangers and The
         Chase Manhattan Bank, as Administrative Agent , filed as Exhibit
         10.84 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
  10.54  Coinsurance Agreement, effective February 1, 1996, between Delta
         Life and Annuity Company and London Life Reinsurance Company , filed as Exhibit 10.85 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
  10.55 AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996.
  10.56 1989 Non-Qualified Stock Option Plan adopted March 17, 1989, filed as Exhibit (10)(q) to Form 10-K of AmVestors Financial Corporation, dated April 12, 1989, is hereby incorporated by reference.
  10.57  Amended and Restated Miscellaneous Service Agreement, dated as of
         July 21, 1997, among American Mutual Holding Company, Registrant, AmerUs Life Insurance Company, AmerUs Group Co., AmerUs Bank, AmerUs Mortgage, Inc., Iowa Realty Co., Inc., Iowa Title Company, AmerUs Insurance, Inc., AmerUs Properties, Inc., AmerUs Direct, Inc., filed as Exhibit 10.57 to the Annual Report Form 10-K dated March 25,
         1998.
  10.58 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611
         Fifth Avenue, Des Moines, Iowa , filed as Exhibit 10.58 to the
         Annual Report Form 10-K dated March 25, 1998.
  10.59 First Amendment dated February 1, 1998 to Lease Agreement dated December 1, 1996 between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa , filed as Exhibit 10.59 to the Annual Report Form 10-K dated March
         25, 1998.
  10.60 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, 1213 Cherry
         Street, Des Moines, Iowa , filed as Exhibit 10.60 to the Annual
         Report Form 10-K dated March 25, 1998.
  10.61 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and the Registrant, property 418 Sixth Avenue
         Moines, Iowa , filed as Exhibit 10.61 to the Annual Report Form 10-K dated March 25, 1998.
  10.62 Lease - Business Property, dated December 31, 1997, between AmerUs Properties, Inc. and the Registrant property, 699 Walnut Street, Des Moines, Iowa , filed as Exhibit 10.62 to the Annual Report Form 10-K dated March 25, 1998.
  10.63  First Amendment dated February 1, 1998 to lease dated December 31,
         1997 between AmerUs Properties and the Registrant , filed as Exhibit
         10.63 to the Annual Report Form 10-K dated March 25, 1998.
  10.64  Servicing Agreement, dated March 5, 1997, between AmerUs Life
         Insurance Company and AmerUs Properties, Inc., filed as Exhibit
         10.64 to the Annual Report Form 10-K dated March 25, 1998.
  10.65 First Amended and Restated Articles of Limited Partnership of Cotton Mill Limited Partnership, dated as of September 30, 1996, among API-Cotton Mill Partners, L.P., Historic Restoration Incorporated and AmerUs Management, Inc., filed as Exhibit 10.65 to the Annual Report Form 10-K dated March 25, 1998.
  10.66 Articles of Organization of AmerUs-Blackstone, L.L.C. dated July 8, 1997 , filed as Exhibit 10.66 to the Annual Report Form 10-K dated March 25, 1998.
  10.67 First Amended and Restated Articles of Limited Partnership of Blackstone Hotel Partners L.P. dated as of July 23, 1997 , filed as
         Exhibit 10.67 to the Annual Report Form 10-K dated March 25, 1998.
  10.68 First Amended and Restated Limited Partnership Agreement of Briggs Renewal Limited Partnership dated as of November 18, 1997 , filed as
         Exhibit 10.68 to the Annual Report Form 10-K dated March 25, 1998.

  10.69 Declaration of Operating Agreement of AmerUs-Blackstone, L.L.C., dated as of July 23, 1997, filed as Exhibit 10.69 to the Annual Report Form 10-K dated March 25, 1998.
  10.70 Open Line of Credit Application and Terms Agreement, dated March 3, 1997, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company , filed as Exhibit 10.70 to the Annual Report Form 10-K dated March 25, 1998.
  10.71 Certificate of Limited Partnership Agreement of API Cottonmill Partner, L.P., dated as of June 21, 1996, among AmerUs Management, Inc. and AmerUs Properties, Inc., filed as Exhibit 10.71 to the Annual Report Form 10-K dated March 25, 1998.
  12   Computation of Ratios of Earnings to Fixed Charges
  21.1 List of Subsidiaries of the Registrant
  23.1*  Consent of KPMG Peat Marwick LLP
  27.1 Financial Data Schedule
  27.2 Financial Data Schedule
  27.3   Financial Data Schedule
  99.3 Employment Agreement, dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc. and
       American Investors Sales Group, Inc., filed as Exhibit 99.3 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
  99.4 Agreement of Sale, dated as of October 22, 1997, by and between R.
       Rex Lee and AmerUs Group, Co., filed as Exhibit 99.4 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
--------------------------

* Filed herewith

SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERUS LIFE HOLDINGS, INC.


                                /s/ Roger K. Brooks
Date:  June 4, 1998             --------------------------------------
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

  /s/ Michael G. Fraizer
------------------------------------ Senior Vice President and Controller/
       Michael G. Fraizer            Treasurer (principal accounting
                                                officer)
         *
------------------------------------ Director
       John R. Albers

         *
------------------------------------ Director
       Malcolm Candlish

         *
------------------------------------ Director
       Maureen M. Culhane

         *
------------------------------------ Director
       Thomas F. Gaffney

         *
------------------------------------ Director
       Ilene B. Jacobs

         *
------------------------------------ Director
       Sam C. Kalainov

         *
------------------------------------ Director
       Ralph W. Laster, Jr.

         *
------------------------------------ Director
       John W. Norris, Jr.

         *
------------------------------------ Director
       Jack C. Pester

         *
------------------------------------ Director
       John A. Wing

*      By:       /s/ James A. Smallenberger
  -------------------------------
  James A. Smallenberger
  (Attorney-in-Fact)

AMERUS LIFE HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                 F-2
Consolidated Balance Sheets as of
     December 31, 1997 and 1996                                  F-3 through F-5
Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995                            F-6 through F-7
Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995        F-8 through F-9
Consolidated Statements of Cash Flows for the years
     ended December 31, 1997, 1996 and 1995                    F-10 through F-12
Notes to Consolidated Financial Statements                     F-13 through F-62

  Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.
                          INDEPENDENT AUDITORS' REPORT

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
                                               ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                                        AMERUS LIFE HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               Years ended December 31, 1997, 1996, and 1995
                                              (In thousands)

                                                                           Unrealized
                                                                          appreciation
                                                                      (depreciation) of
                                                                           available-             Total
                                        Common Stock       Additional     for-sale                stock-
                                      -------------         Paid in        securities Retained   holders'
                                   Class A       Class B     Capital       (Note 2)   earnings    equity
                                   -------       --------  --------        --------   ------    ---------

Balance at December 31, 1994          $-              $-            -       $15,320   $403,003  $418,323
   Net income                          -               -            -             -     69,348    69,348
   Net unrealized appreciation         -               -            -        93,394          -    93,394
   Dividend to American
    Mutual Holding Company
    (note 8)                           -               -            -             -    (41,156)  (41,156)
                                    ----            ----         ----      --------   --------  --------
Balance at December 31, 1995           -               -            -       108,714    431,195   539,909
   Net income                          -               -            -             -     74,173    74,173
   Net unrealized depreciation         -               -            -       (73,414)         -   (73,414)
   Dividend to American
    Mutual Holding Company
      (note 8)                         -               -            -             -     (4,158)   (4,158)
   Capital Contributions to
    Affiliates (note 8)                -               -            -             -    (79,000)  (79,000)
   Issuance of common stock       14,500           5,000            -             -    (19,500)        -
                                  ------          ------      -------        ------    -------  --------
Balance at December 31, 1996      14,500           5,000            -        35,300    402,710   457,510
   Net income                          -                            -             -     58,059    58,059
   Net unrealized appreciation         -               -            -        20,447          -    20,447
   Issuance of common stock       15,235               -     383,686              -          -   398,921
   Dividends declared on
    common stock                       -               -            -             -    (6,946)    (6,946)
                                 -------          ------    --------        -------    --------  --------
Balance at December 31, 1997     $29,735          $5,000    $383,686         $55,747   $453,823  $927,991
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

/TABLE

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

  The Company's investments at December 31, 1997 and 1996 are classified as available-for-sale securities and trading securities and are summarized as follows:

                                                     Gross     Gross
                                       Amortized  UnrealizedUnrealized  Fair
                                         Cost       Gains      Losses  Value
                                       ---------   -------------------  -----
                                                     (In thousands)

 Fixed maturity securities
  available-for-sale
  at December 31, 1997:
  Corporate bonds                       $3,513,858   $85,494  $2,347  $3,597,005
  U.S. government bonds                     49,058       555      11      49,602
   State and political subdivisions          9,563        65       5       9,623
  Foreign government bonds                  68,592     4,048   1,469      71,171
  Mortgage-backed bonds                  3,002,523    33,897   1,669   3,034,751
  Redeemable preferred stock                87,233     2,042       -      89,275
                                        ----------  --------  ------  ----------
Fixed maturities available for sale     $6,730,827  $126,101  $5,501  $6,851,427

Fixed maturity securities held for
 trading purposes:
 Corporate bonds                            22,799         -       -      22,799
 Redeemable preferred stock                    156         -       -         156
                                        ----------  --------  ------   ---------
Fixed maturities held for trading
 purposes                                   22,955         -       -      22,955
                                        ----------  --------  ------   ---------

 Total fixed maturities                 $6,753,782  $126,101  $5,501  $6,874,382
                                        ==========  ========  ======  ==========

 Equity securities-available for sale      $60,262    $1,218  $    -     $61,480
                                           =======    ======  ======     =======
 Short-term investments-available
  for sale                                 $12,595    $    -  $    -     $12,595
                                           =======    ======  ======     =======
/TABLE

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

  The ratings of the Company's fixed maturity securities at December 31, 1997, using Standard & Poor's rating service, are summarized as follows (in thousands):

Treasuries and AAA                                $3,792,038
AA                                                   359,976
A                                                    785,036
BBB                                                1,527,482
BB                                                   250,295
Less than BB                                         159,555
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

/TABLE

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
                                                ========  ========= =========

  The components of the deferred policy acquisition costs are as follows:

                                                         December 31,
                                                 -------------------------
                                                1997      1996      1995
                                                ----      ----      ----
                                                      (In thousands)

Universal life insurance and
     annuity products                           $157,455  $156,578  $203,949
Participating traditional life insurance          36,006    13,419   131,602
Non-participating traditional life insurance       8,861     1,960    20,199
                                                  ------    ------   -------
                                                $202,322  $171,957  $355,750
Unrealized gain on
     available-for-sale securities               (83,426)  (51,476)  (88,039)
                                                 -------  --------  --------
                                                $118,896  $120,481  $267,711
                                                ========  ========     ========
/TABLE

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
                                               =======    =======   =======

  The effective income tax rate on pre-tax income is higher than the prevailing corporate federal income tax rate and is summarized as follows:

                                                   Years ended December 31,
                                              ---------------------------------
                                                1997        1996        1995
                                                ----        ----        ----

Corporate federal income tax rate               35.00%      35.00%       35.00%
Differential earnings amount                     -           3.78            -
Tax-exempt investment income                     (.54)       (.20)        (.24)
Acquisitions costs and reorganization expense     .22         .30          .48
Goodwill amortization                             .39         .06         -
Net benefit of tax credits                      (7.88)      (2.39)        -
Other items, net                                  .32         .61         2.03
                                                -----        -----       -----
  Effective tax rate                            27.51%      37.16%       37.27%
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

  The Company's federal income tax expense (benefit) is summarized as follows:

                                           Years ended December 31,
                                         --------------------------------
                                        1997        1996         1995
                                        ----        ----         ----
                                                (In thousands)

Current                                    $19,866    $51,849      $44,307
Deferred                                     2,156     (7,990)     (3,105)
                                           -------    -------       -------
    Total federal income tax expense       $22,022    $43,859      $41,202
                                           =======    =======       =======
</TABLE
  The significant components of net deferred income tax liabilities are summarized as follows:

                                                           December 31,
                                                          1997      1996
                                                          ----      ----
                                                          (In thousands)
Deferred income tax assets:
 Policy reserves and policyholder funds                 $240,245    $99,137
 Policy acquisition costs capitalized for tax             39,899     29,771
 Deferred policy acquisition costs related to
  unrealized appreciation                                 29,199     18,017
 Deferred compensation                                    14,670     12,928
 Other                                                    34,348     18,651
                                                        --------    -------

  Total gross deferred income tax asset                  358,361   178,504
                                                        --------  ---------
Deferred income tax liabilities:
 Deferred policy acquisition costs                      (120,536) (120,585)
 Net unrealized appreciation on available-for-sale

  securities                                             (58,811)  (36,394)
 Net unrealized investment appreciation from
  acquisitions                                           (38,421)        -
 Reinsurance receivable                                  (41,738)  (14,686)
 Value of business acquired                              (93,105)        -
 Other                                                   (22,664)   (8,176)
                                                         -------   --------
  Total gross deferred tax liability                    (375,275) (179,841)
                                                         -------   --------
  Net deferred income tax liability                     $(16,914)  $(1,337)
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

Leveraged Employee Stock Ownership Plan

  The Company has a Leveraged Employee Stock Ownership Plan ("LESOP") which was sponsored by AmVestors for all full-time employees with one year of
service.    The LESOP acquired AmVestors stock, which was subsequently exchanged for the Company's stock, through the proceeds of a note payable to American.
The note bears interest at 7.0% and is payable in annual installments through
December 30, 2002.  The note had an unpaid principal balance of $2,290,693 at
December 31, 1997. The LESOP held 123,909 unallocated shares of the Company's
Class A Common Stock at December 31, 1997.

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

/TABLE

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
                                                          Weighted
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

/TABLE

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
                                        ==========       ===    ====== ========

                                                     December 31, 1996
                                           -------------------------------------
                                                                         Net
                                           Total                       unrealized
                                           notional UnrealizedUnrealized gains
                                           value      gains      losses (losses)
                                          -------    --------   --------------
                                                       (In thousands)

 Received fixed                           $150,000    $4,744    $        $4,744
 Pay fixed                                  75,000         -        62      (62)
 Interest rate caps                        500,000               1,566   (1,566)
 Swaptions                                 255,000         -         -        -
                                          --------    ------    ------   ------
                                          $980,000    $4,744    $1,628   $3,116
                                          ========    ======    ======   ======
/TABLE

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

/TABLE

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
                                           =====         ======

        (15)                       Earnings per Share


                                                      For the Year Ended December 31,
                         ----------------------------------------------------------------------
                                    1997                        1996                    1995
                          -------------------------    -----------------------   ----------------------
                                   Number   Per              Number   Per               Number   Per
                          Net        of    Share      Net       of   Share       Net     of     Share
                        Income     Shares   Amount  Income    Shares Amount     Income  Shares  Amount
                        -------  --------- -------  -------  ------  ------     -----   ------  ------
                                              (in thousands, except per share amounts)

Basic EPS
     Net income          $58,059    23,537    $2.47   $74,173  23,156   $3.20  $69,348  23,156   $2.99

Effect of dilutive
  securities
     Options                   -        29     -            -       -    -           -       -    -
     Warrants                  -         5     -            -       -    -           -       -    -
     Stock appreciation
          rights               -         1     -            -       -    -           -       -    -
                         -------    ------    -----   -------  ------   -----  -------  ------    ----
Diluted EPS              $58,059    23,572    $2.46   $74,173  23,156   $3.20  $69,348  23,156   $2.99
                         =======    ======    =====   =======  ======   =====  =======  ======    ====
/TABLE

(16)  Value of Business Acquired
      (In thousands)

    Balance, January 1, 1997                                           $      -
    Value of business acquired during the year                          268,804
    Amortization of VOBA asset                                           (2,790)
    Balance, December 31, 1997                                         --------
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
                            ==========  ==========    ==========  ==========

/TABLE

(18)   Quarterly Results (Unaudited)

1997 Quarter Data

                                               Quarter Ended
                               --------------------------------------
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

/TABLE

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

Independent Auditors' Report on Schedules. . . . . . . . . . . . . . . . . S-2

   I  Summary of Investments - Other than Investments
      in Related Parties. . . . . . . . . . . . . . . . . . .  S-3 through S-4
  II  Condensed Financial Information of Registrant . . . . .  S-5 through S-11
 III  Supplementary Insurance Information . . . . . . . . . . . . . . . . .S-12
  IV  Reinsurance . . . . . . . . . . . . . . . . . . . . . . S-13 through S-14
   V  Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . .S-15

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


       KPMG Peat Marwick LLP

Des Moines, Iowa
February 13, 1998

                           AMERUS LIFE HOLDINGS, INC.
                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES


                                                                 Amount at
                                                                   which
                                        Amortized      Market  Shown in the
Type of Investment                         Cost         Value  Balance Sheet
------------------                       ---------      ------ -------------
                                              (In thousands)

December 31, 1997
Fixed Maturities:
  Bonds
    United States Government and government
       agencies and authorities           $2,367,725   $2,389,292$2,389,292
    States, municipalities and
       political subdivisions                  9,563        9,623     9,623
    Foreign governments                       68,592       71,171    71,171
    Public utilities                         395,271      409,452   409,452
    Convertibles and bonds with
       warrants attached                           -            -         -
    All other corporate bonds              3,825,242    3,905,413 3,905,413
    Redeemable preferred stock                87,389       89,431    89,431
                                          ----------   ----------  --------
       Total fixed maturities             $6,753,782   $6,874,382$6,874,382

Equity securities:
  Common stocks
    Public utilities                         $     -      $     -   $     -
    Banks, trust and insurance companies      33,633       33,633    33,633
    Industrial, miscellaneous and all
       other                                   4,930        4,930     4,930
  Nonredeemable preferred stocks              21,699       22,917    22,917
                                             -------      -------   -------
       Total equity securities               $60,262      $61,480   $61,480
                                             -------      -------   -------
Mortgage loans on real estate               $462,473               $462,473
Real estate                                    8,670                  8,670

Policy loans                                 117,865               117,865
Other long-term investments                  158,073                158,073
Short-term investments                        12,595                 12,595
                                          ----------             ----------
    Total investments                     $7,573,720             $7,695,538
                                          ==========             ==========
/TABLE

                          AMERUS LIFE HOLDINGS, INC.
                                 SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONDENSED BALANCE SHEET
                               (Parent Company)
                          December 31, 1997 and 1996




  Assets                                                    1997      1996
  ------                                                    ----      ----
                                                           (In thousands)
Investments:
  Securities available-for-sale at fair value:
  Fixed maturity securities                                $3,955  $      -
Investments in subsidiaries, at equity                  1,230,664   582,451
Other investments                                          50,011    50,000
Cash                                                       12,402        80
Accrued Investment income                                   4,759       259
Other assets                                                2,519     2,743
                                                       ----------  --------
  Total assets                                         $1,304,310  $635,533
                                                       ==========  ========
  Liabilities and Stockholders' Equity
  ------------------------------------

Liabilities:
  Accrued expenses                                       $      -      $580
  Income tax payable                                      (2,155)         -
  Deferred income taxes                                         -        32
  Other liabilities                                        39,814     2,411
  Debt (note 2)                                           338,660   175,000
                                                         --------  --------
  Total liabilities                                       376,319   178,023
                                                       ----------  --------
Stockholders' equity:
  Preferred stock, no par value,
    20,000,000 shares authorized,
    none issued                                                 -         -
  Common stock, Class A, no par value,
    75,000,000 shares authorized, issued
       and outstanding 29,734,918 shares
       in 1997 and 14,500,000 shares in 1996               29,735    14,500
  Common stock, Class B, no par value,
    50,000,000 shares authorized,
    5,000,000 shares issued and outstanding                 5,000     5,000
  Paid-in-capital                                         383,686         -
  Retained earnings                                       453,823   402,710
  Unrealized appreciation                                  55,747    35,300
                                                       ----------  --------
    Total stockholders' equity                            927,991   457,510
                                                       ----------  --------
    Total liabilities and stockholders' equity         $1,304,310  $635,533
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
                                                                   --------
                                                                   $338,660
                                                                   ========

/TABLE

                                      AMERUS LIFE HOLDINGS, INC.
                                             SCHEDULE III
                                  SUPPLEMENTARY INSURANCE INFORMATION
                         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                           Future
                           policy
                         benefits,              Other                         Benefits, Amortization of
                Deferred  losses,              Policy                         claims,   deferred
                 policy   claims &            claims &               Net in- losses &    policy  Other
               acquisition  loss   Unearned   benefits     Premium  vestment  settlement acquis.operating    Prem.
                   cost  expenses(1) premiums  payable(2)  revenue   income   expenses  costs  expenses    written
                 ------- --------   --------    --------    -----    ------- ---------- --------- -------  -------

Segment
--------
Life Insurance

  12/31/97(3)   $262,661 $8,757,156    -      $10,514    $254,272  $338,190   $463,792  $52,457  $73,247     n/a
  12/31/96(3)   $295,716 $3,612,445    -      $11,804    $246,791  $286,213   $421,352  $58,572  $62,894     n/a
  12/31/95      $267,711 $3,621,537    -      $16,617    $244,087  $285,244   $424,034  $50,239  $58,655     n/a

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
