Form 10-Q
period 1998-06-30
AMERUS LIFE HOLDINGS INC
filed 1998-08-13
CIK 1022827

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

                  For the quarterly period ended June 30, 1998
                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ---------------- to -----------------
                         Commission file number 0-21459

                           AmerUs Life Holdings, Inc.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                 42-1459712
------------------------------------------------------------------------------
(State of other jurisdiction of              (IRS employer identification no.)
incorporation or organization)


699 Walnut Street, Des Moines, Iowa                           50309-3948
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code (515) 362-3600
------------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report

     Indicate by check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/     No //

The number of shares outstanding of each of the registrant's classes of common stock on August 11, 1998 was as follows:

                  Class A, Common Stock     29,734,918 shares
                   Class B, Common Stock   5,000,000 shares
Exhibit index - Page -- 38

INDEX

                                                                 Page No.

Part I - Financial Information . . . . . . . . . . . . . . . . . . . .3

Item 1.  Consolidated Financial Statements . . . . . . . . . . . . . .3

     Consolidated Balance Sheets June 30, 1998
     (Unaudited) and December 31, 1997 . . . . . . . . . . . . . . . .3

     Consolidated Statements of Income (Unaudited) - For
     the Six Months Ended June 30, 1998 and 1997 and the
     Three Months Ended June 30, 1998 and 1997 . . . . . . . . . . . .6

     Consolidated Statement of Comprehensive Income
     (Unaudited - For the Six Months Ended June 30, 1998
     and 1997 and the Three Months Ended June 30, 1998 and 1997) . . .8

     Consolidated Statements of Cash Flows (Unaudited) -
     For the Six Months Ended June 30, 1998 and 1997 . . . . . . . . .9

     Notes to Consolidated Financial Statements
     (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .. . . 12

Item 2.  Management's Discussion and Analysis of
      Results of Operations and Financial Condition . . . . . . . . .17

Part II - Other Information . . . . . . . . . . . . . . . . . . .. . 35

Item 4. Submission of Matters to a Vote of Security
     Holders    . . . . . . . . . . . . . . . . . . . . . . . .. . . 35

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 36

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .. . 38
PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           AMERUS LIFE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In thousands)


                                            June 30,       December 31,
                                              1998             1997
                                         --------------   ---------------
                                            (Unaudited)
Assets
Investments:
  Securities available-for-sale at fair value:
     Fixed maturity securities              $6,745,359      $6,851,427
     Equity securities                          82,340          61,480
     Short-term investments                     31,120          12,595
  Securities held for trading purposes at
          fair value
     Fixed maturity securities                     894          22,955
     Equity securities                             449               -
  Mortgage loans on real estate                512,717         462,473
  Real estate                                    3,766           8,670
  Policy loans                                 111,593         117,865
  Other investments                            220,844         158,073
                                           -----------     -----------

     Total investments                       7,709,082       7,695,538

Cash                                           160,061          58,081
Accrued investment income                       81,801          84,713
Premiums and fees receivable                     2,712           3,445
Reinsurance receivables                          5,033           6,203
Deferred policy acquisition costs              166,945         118,896
Value of business acquired                     252,903         266,014
Investment in unconsolidated subsidiaries       27,940          26,849
Goodwill                                       216,677         220,250
Property and equipment                          23,548          22,863
Other assets                                   344,698         359,308
Closed block assets                          1,478,152       1,391,848
                                           -----------     -----------

     Total assets                          $10,469,552     $10,254,008
                                           ===========     ===========
Liabilities and Stockholders' Equity

Liabilities
     Policy reserves and policyowner funds:
          Future life and annuity
            policy benefits                 $7,091,756      $7,074,444
          Policyowner funds                     92,569          89,641
                                            ----------      ----------

          Total                              7,184,325       7,164,085

     Accrued expenses                           37,999          39,095
     Dividends payable to policyowners             585           1,575
     Policy and contract claims                  6,416           4,548
     Income taxes payable                       27,614          12,753
     Deferred income taxes                       7,686          16,914
     Other liabilities                         164,944         111,180
     Debt                                      275,856         266,435
     Closed block liabilities                1,717,216       1,623,432
                                           -----------     -----------

             Total liabilities               9,422,641       9,240,017
                                          ------------    ------------

Company obligated mandatorily redeemable preferred
     capital securities of subsidiary trust holding
     solely junior subordinated debentures of the
     Company                                    86,000          86,000

Stockholders' equity
     Preferred stock, no par value,
          20,000,000 shares authorized,
          none issued                                -               -
     Common stock, Class A, no par value,
          180,000,000 shares authorized 1998;
          75,000,000 shares authorized 1997;
          29,734,918 shares issued and
          outstanding, less treasury stock      29,735          29,735
     Common stock, Class B, no par value,
          50,000,000 shares authorized;
          5,000,000 shares issued and
          outstanding                            5,000           5,000
     Paid in capital                           383,686         383,686
     Accumulated other comprehensive income     54,614          55,747
     Retained earnings                         489,498         453,823
     Cost of treasury stock                     (1,622)              -
                                            ----------      ----------

             Total stockholders' equity        960,911         927,991
                                            ----------      ----------

             Total liabilities and
               stockholders' equity        $10,469,552     $10,254,008
                                           ===========     ===========
/TABLE

                           AMERUS LIFE HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except share data)
                                  (unaudited)

                                       Six Months Ended    Three Months Ended
                                             June 30,         June 30,
                                         ----------------   ---------------
                                            1998    1997     1998     1997
                                            ----    ----     ----     ----
Revenues:
Insurance premiums                       $38,726   $20,928 $21,432  $12,752
   Universal life and annuity
       product charges                    34,252    23,411  17,872   12,229
   Net investment income                 259,995    99,226 126,822   48,308
   Realized gains on investments          10,783     9,523   4,564    4,264
   Contribution from the
     Closed Block                         16,836    13,410   7,861    4,136
                                         -------   ------- -------  -------
                                         360,592   166,498 178,551   81,689
                                         -------   ------- -------  -------

   Benefits and expenses:
     Policyowner benefits                219,286    86,999 111,930   41,478
     Underwriting, acquisition, and
        insurance expenses                38,449    22,438  17,215   11,421
     Amortization of deferred policy
        acquisition costs on policies
        purchased or produced             30,688    10,973  15,750    5,916
     Dividends to policyowners               710       173     395       52
                                         -------   ------- -------  -------
                                         289,133   120,583 145,290   58,867
                                         -------   ------- -------  -------

   Income from operations                 71,459    45,915  33,261   22,822

   Interest expense                       12,610     5,961   5,928    3,014
                                         -------   ------- -------  -------
   Income before income tax expense
     and equity in earnings of
     unconsolidated subsidiary            58,849    39,954  27,333   19,808

   Income tax expense                     17,319    11,586   7,142    5,847
                                         -------   ------- -------  -------
   Income before equity in earnings
     of unconsolidated subsidiary         41,530    28,368  20,197   13,961

   Equity in earnings of unconsolidated
     subsidiary                            1,091       654     673      481
                                         -------   ------- -------  -------
   Net income                            $42,621   $29,022 $20,864  $14,442
                                         =======   ======= =======  =======

   Earnings per common share
     Basic                         $1.23      $1.25     $0.60   $0.62
     Diluted                       $1.21      $1.25     $0.60   $0.62
                                   =====      =====     =====   =====

   Weighted average Common
     Shares outstanding

     Basic                    34,733,710   23,155,989   34,732,514   23,155,989
     Diluted                  35,086,382   23,155,989   35,021,958   23,155,989
/TABLE

                           AMERUS LIFE HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (Unaudited)

                                                  Six Months      Three Months
                                                 Ended June 30,  Ended June 30,
                                                 -------------  --------------
                                                1998       1997  1998     1997
                                                ----       ----  ----     ----
Net income                                     $ 42,621 $29,022 $20,864  $14,442
Other comprehensive (loss), net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising
        during period (net of deferred tax of
        $(2,175) and $(677) for the six
        months ended and $(996) and $13,711
        for the three months ended)               4,039   1,258   1,849 (25,462)
   Less:  reclassification adjustment
        for gains included in net income
        (net of deferred tax of $5,286
        and $3,782 for six months ended
        and $1,530 and $1,606 for three
        months ended)                           (5,172) (5,515) (1,334)  (2,342)
                                               ------- -------  ------   -----
   Other comprehensive income (loss)            (1,133) (4,257)    515  (27,804)
                                               ------- -------  ------   ------
Comprehensive income                           $41,488 $24,765 $21,379 ($13,362)
                                               ======= =======  ======  =======
/TABLE

                            AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                  (unaudited)

                                               Six Months Ended June 30,
                                               --------------------------
                                                  1998          1997
                                                 ------         ------

        Cash flows from operating activities:
   Net income                                  $42,621         $29,022
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Policyowner assessments on
      universal life and annuity products      (34,252)       (20,287)
     Interest credited to
      policyowner account balances              91,522         53,137
     Realized investment (gains) losses        (10,783)        (9,523)

     Change in:
      Accrued investment income                  2,912         (2,650)
      Reinsurance ceded receivables              1,170           (635)
      Deferred policy acquisition
        costs                                  (36,875)       (12,195)
      Liabilities for future
        policy benefits                         83,435        (16,381)
      Policy and contract claims
        and other policyowner funds              1,868         (1,627)
      Income taxes:
        Current                                 16,433          4,183
        Deferred                                (6,465)        (5,718)
     Other, net                                  6,862         20,347
     Change in Closed Block assets
      and liabilities, net                     109,318         68,656
                                            ----------     ----------
     Net cash provided by operating
      activities                               267,766        106,329
                                            ----------     ----------

   Cash flows from investing activities:
     Purchase of fixed maturities
      available for sale                    (1,865,403)      (620,969)
     Maturities, calls, and principal
      reductions of fixed maturities
      available for sale                     2,017,374        538,801
     Purchase of equity securities            (112,055)       (23,042)
     Proceeds from sale of equity
      securities                               119,296         26,706
     Proceeds from repayment and sale
      of mortgage loans                         44,265         26,174
     Purchase of mortgage loans                (99,077)       (30,653)
     Proceeds from sale of real estate
      and other invested assets                 15,317              -
     Purchase of real estate and other
      invested assets                          (65,796)        14,670
     Change in policy loans, net                 6,272           (882)
     Tax on capital gains                       12,507             (3)
     Other assets, net                          16,379         39,271
     Change in Closed Block
      investments, net                        (106,115)       (41,758)
                                            ----------      ---------
      Net cash used in investing
        activities                             (17,036)       (71,685)
                                            ----------      ---------

   Cash flows from financing activities:
      Deposits to policyowner account
        balances                               421,044         63,191
      Withdrawals from policyowner
        account balances                      (570,647)      (123,775)
      Change in debt, net                        9,421       (106,833)
      Purchase of treasury stock                (1,622)             -
      Initial public offering of
        common stock                                 -         55,027
      Dividends to shareholders                 (6,946)        (2,316)
      Issuance of company-obligated
        mandatory redeemable
        capital securities                           -         86,000
                                             ---------      ---------

        Net cash used in financing
         activities                           (148,750)       (28,706)
                                                ------         ------

        Net (decrease) increase in cash        101,980          5,938
     Cash at beginning of period                58,081          1,814
                                               -------         -------

     Cash at end of period                    $160,061         $7,752
                                              ========         ======

     Supplemental disclosure of cash
      activities:
      Interest paid                            $12,069         $2,919
                                               =======         ======

      Income taxes paid                        $24,541        $26,235
                                                ======        =======


/TABLE

AMERUS LIFE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(2)     CLOSED BLOCK

        Summarized financial information of the Closed Block balance sheet as of June 30, 1998 and December 31, 1997 and statements of income for the six months and three months ended June 30, 1998 and 1997 are as follows (in thousands):

Assets:

                                             June 30, 1998     December 31, 1997
                                            ---------------   ------------------
Fixed maturity securities, at fair value       $1,083,852        $1,053,066
Short-term investments, at fair value              55,320               660
Policy loans                                      178,076           168,368
Other investments                                   5,619               591
Cash                                                1,678                21
Accrued investment income                          12,674            12,617
Premiums and fees receivable                        3,009             3,591
Deferred policy acquisition costs                 130,947           143,765
Other assets                                        6,977             9,169
                                               ----------        ----------
                                               $1,478,152        $1,391,848
                                               ==========        ==========
Liabilities:
Future life and annuity policy benefits        $1,480,559        $1,448,725
Policyowner funds                                   6,937             6,786
Accrued expenses                                    1,349             5,980
Dividends payable to policyowners                 147,560           135,985
Policy and contract claims                          5,607             5,966
Other liabilities                                  75,204            19,990
                                               ----------        ----------
                                               $1,717,216        $1,623,432
                                               ==========        ==========

/TABLE

                                          Six months ended    Six months ended
                                           June 30, 1998         June 30, 1997
                                          ------------------  ------------------
Revenues and Expenses:

Insurance premiums                                $99,932         $104,994
Universal life and annuity
     product charges                                7,266            6,883
Net investment income                              57,339           54,278
Realized gains on investments                       8,177             (989)
Policyowner benefits                              (99,372)        (105,258)
Underwriting, acquisition, and
     insurance expenses                            (2,886)          (2,821)
Amortization of deferred policy
     acquisition costs on policies produced       (12,818)         (14,111)
Dividends to policyowners                         (40,802)         (29,566)
                                                   ------           ------
Contribution from the Closed Block
     before income taxes                          $16,836          $13,410
                                                   ======           ======


                                          Three months ended  Three months ended
                                           June 30, 1998          June 30, 1997
                                          ------------------  ------------------
Revenues and Expenses:

Insurance premiums                                $49,516          $50,064
Universal life and annuity
     product charges                                3,745            3,152
Net investment income                              28,156           27,977
Realized gains on investments                       7,308             (416)
Policyowner benefits                              (50,341)         (55,527)
Underwriting, acquisition, and
     insurance expenses                            (1,525)          (1,334)
Amortization of deferred policy
     acquisition costs on policies produced        (4,784)          (7,280)
Dividends to policyowners                         (24,214)         (12,500)
                                                   ------           ------
Contribution from the Closed Block
     before income taxes                           $7,861           $4,136
                                                   ======           ======

(3)      DEBT AND CAPITAL SECURITIES

     Debt consists of the following (in thousands):

                                                 June 30,        December 31,
                                                   1998              1997
                                               ------------    ----------------
                                               (Unaudited)


Federal Home Loan Bank short-term loan
  with an interest rate of 5.88%                $ 9,610             $     -
Federal Home Loan Bank community
  investment long-term advances
  with a weighted average interest
  rate of 6.35% at June 30, 1998                 16,246              16,435
Revolving credit agreement bearing
  interest at 6.34% as of June 30, 1998         125,000             250,000
Senior Notes bearing interest at
     6.95% due June 2005                        125,000                   -
                                               --------            --------
                                               $275,856            $266,435
                                               ========            ========

     On June 16, 1998, the Company issued $125,000,000 of 6.95% senior notes due June 15, 2005. The proceeds of the offering were utilized to pay down amounts owing under the revolving credit agreement and the commitment under that credit facility was reduced from $250 million to $150 million.

        For an additional discussion of the terms of the other above indebtedness, refer to the Company's consolidated financial statements as of December 31, 1997.

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

(5)  COMMITMENTS AND CONTINGENCIES

     AmerUs Life Insurance Company ("AmerUs Life") and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company ("AVLIC"), cannot meet its policyholder obligations. At June 30, 1998, AVLIC had statutory assets of $1,687.6 million, liabilities of $1,642.3 million, and surplus of $45.3 million.

(6)  RELATED PARTY TRANSACTIONS

     AmerUs Life had a master agreement of purchase and sale with AmerUs Bank, whereby AmerUs Life agreed to purchase whole loans from AmerUs Bank from time to time. AmerUs Life also had a loan servicing agreement with AmerUs Bank, whereby AmerUs Bank acted as servicer of the loans and received a servicing fee ranging from 50 to 58 basis points of the outstanding principal balances of the loans. During the six months ended June 30, 1998, AmerUs Life purchased loans with a total outstanding principal balance of $109.4 million at a $6.8 million premium. Both agreements with AmerUs Bank were terminated on July 31, 1998. Similar arrangements were entered into with AmerUs Home Equity, a wholly-owned subsidiary of AmerUs Group Co.

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

(8)  SUBSEQUENT EVENT

     On July 27, 1998, the Company completed the public offering of 4,150,000 units of 7% Adjustable Conversion-rate Equity Security Units. The unit price was $31.5625 with net proceeds to the Company of $127,513,315. Each unit consists of a forward common stock purchase contract and a quarterly income preferred security bearing interest at 6.86% and due July 27, 2003.

AmerUs Life Holdings, Inc.                                    June 30, 1998

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     The Company is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and business in 49 states, the District of Columbia and the US Virgin Islands. The Company's primary product offerings consist of whole life, universal life and term life insurance policies and fixed annuities. Since April 1, 1996 the Company has been a party to the Ameritas Joint Venture with Ameritas Life Insurance Corp., through which it markets fixed annuities and sells variable annuities and variable life insurance products.

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

Sales

     The following table sets forth information regarding the Company's sales activity by product:

                                           Sales Activity by Product

                                        For the Six       For the Three
                                        Months Ended       Months Ended
                                          June 30,           June 30,
                                     ----------------    ---------------
   ($ in thousands)                    1998     1997      1998      1997
                                      ----     ----        ----      ----
Individual life insurance:
Participating whole life              $ 8,474  $ 8,603     $4,904    $4,018
Universal life                          4,325    3,666      2,149     1,560
Term life                               3,094    1,756      1,638     1,193
                                     --------  -------   --------    ------
Total life insurance (A)              $15,893  $14,025     $8,691    $6,771
                                     ========  =======   ========    ======

Annuities (B)                        $389,731  $25,611   $215,035   $13,067
                                    ========   =======  ========   =======

(A)     Direct first year annualized premiums
(B)     Direct collected premiums

       Life insurance sales as measured by annualized premiums increased by $1.9 million, or 13.3%, for the six months, and increased by $1.9 million, or 28.4%, for the three months ended June 30, 1998, from the same periods in 1997. As a result of the introduction of new term products during the first quarter of 1997 and the introduction of three new term plans in January, 1998, sales of term life insurance products during the first six months of 1998 increased by $1.3 million or 76.2%, from the same period in 1997. Sales of term life insurance during the quarter ended June 30, 1998 increased by $0.4 million, or 37.3%, from the same period in 1997. Sales of universal life insurance increased by $0.7 million and by $0.6 million for the six months and three months ended June 30, 1998, respectively, from the same periods in 1997. Increased sales of universal life are attributable to the introduction of a new second-to-die universal life product during the third quarter of 1997. Sales of participating whole life insurance increased during the second quarter of 1998 and for the first six months of 1998 are nearly level with the first six months of 1997. Annuity sales for the first six months of 1998 include $45.2 million and $322.3 million from Delta Life Corporation ("Delta") and AmVestors Financial Corporation ("AmVestors"), respectively, companies acquired in the fourth quarter of 1997. Annuity sales for the quarter ended June 30, 1998 include $24.1 million and $179.3 million from Delta and AmVestors, respectively.

Premium Receipts

      The following table sets forth the Company's collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:

                                         Collected Premiums by Product
                             For the Six Months Ended For the Three Months Ended
                                    June 30,                   June 30,
                           --------------------------    ----------------------
($ in thousands)                   1998         1997    1998       1997
                                  ------      ------   ------      ------

Direct individual life premiums collected:

     Traditional life:
          First year & single      $ 39,302   $ 35,841  $19,791    $17,602
          Renewal                    86,973     83,703   41,961     41,021
                                   --------   --------  -------    -------
               Total               $126,275   $119,544  $61,752    $58,623
                                   ========   ========  =======    =======

     Universal life:
          First year & single      $  8,733   $  6,992  $ 4,655    $ 3,063
          Renewal                    37,408     37,585   18,329     18,741
                                   --------   --------  -------    -------
               Total               $ 46,141   $ 44,577  $22,984    $21,804
                                   ========   ========  =======    =======

          Total direct life         $172,416  $164,121 $ 84,736   $ 80,427

     Reinsurance assumed                 408       814      311        468
     Reinsurance ceded                (5,423)   (4,926)  (2,587)    (2,485)
                                    -------   --------  --------  --------
     Total individual life,
          net of reinsurance        $167,401  $160,009  $82,460   $ 78,410
                                    =======   ========  =======   ========

Direct annuity premiums collected:
     Individual                     $388,676  $ 25,611  $214,688  $ 13,067
     Group                             1,055          -      347         -
                                    --------  --------  --------  --------
          Total annuities            389,731    25,611   215,035    13,067

     Reinsurance ceded                (1,058)     (281)      (91)     (101)
                                    --------  --------  --------  --------
     Total annuities, net
          of reinsurance            $388,673   $25,330  $214,944   $12,966
                                    ========   =======  ========   =======
Other collected premiums, net
          of reinsurance              $ (359) $    119     $(305)      $52
                                      ======    ======    ======    ======
Total collected premiums,
     net of reinsurance             $555,715  $185,458  $297,099   $91,428
                                    ========  ========  ========   =======

     Annuity premiums, net of reinsurance, for the six months and three months ended June 30, 1998, include $366.6 million and $203.4 million, respectively, from Delta and AmVestors, in the aggregate.

Life Insurance and Annuities in Force

     The following table sets forth information regarding the Company's life insurance and annuities in force for each date presented:

                                  Life Insurance and Annuities in Force

                                            As of June 30,
                                          ------------------
($ in thousands)                           1998            1997
                                           ------         ------
   Individual life insurance:
        Traditional life
          Number of policies               255,767        252,101
          GAAP life reserves            $1,509,997     $1,254,953
          Face amounts                 $18,764,000    $17,113,000
        Universal life
          Number of policies               116,409        118,720
          GAAP life reserves              $881,951       $835,914
          Face amounts                 $12,116,000    $12,125,000
        Total life insurance
          Number of policies               372,176        370,821
          GAAP life reserves            $2,391,948     $2,090,867
          Face amounts                 $30,880,000    $29,238,000
     Annuities:
          Number of policies               189,279         52,654
          GAAP reserves                 $6,159,895     $1,290,683
     Group life insurance:
          Number of lives                   16,573         30,235
          Face amounts                    $438,000       $870,000

Included in the June 30,1998 annuity amounts are approximately 152,000 policies and $4.9 billion of GAAP reserves from Delta and AmVestors. The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

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

                             For the Six Months Ended  For the Three Months Ended
                                     June 30,                   June 30,
                            --------------------------  -------------------------
                                      1998     1997       1998     1997
                                      ----     ----       ----     ----
(In thousands, except per share amounts)
Net income                           $42,621   $29,022   $20,864   $14,442

Net realized (gains) losses
     on investments (A)               (3,147)   (5,188)     (882)   (2,207)
                                     -------   -------   -------   -------

Adjusted operating income            $39,474   $23,834   $19,982   $12,235
                                     =======   =======   =======   =======

Adjusted operating income per
     common share (B):
          Basic                      $ 1.14     $1.03     $0.58      $0.53
          Diluted                    $ 1.13     $1.03    $ 0.57      $0.53

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

(B)          Basic adjusted operating income per common share for the six months ended and three months ended June 30, 1998 is calculated using 34.73 million weighted average shares of common stock outstanding. Diluted adjusted operating income per common share for the six months ended June 30, 1998 is calculated using 35.09 million weighted average shares outstanding. Diluted adjusted operating income per common share for the three months ended June
             30, 1998 is calculated using 35.02 million weighted average shares of common stock outstanding. The basic and diluted adjusted operating income per common share for the six months and three months ended June 30, 1997 is calculated using 23.16 million shares of common stock outstanding.

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

        The contribution to the operating income of the Company from the Closed Block is reported as a single line item in the income statement. Accordingly, premiums, product charges, investment income, realized gains or losses on investments, policyowner benefits and dividends attributable to the Closed Block, less certain minor expenses including amortization of deferred policy acquisition costs, are shown as a net number under the caption the "Contribution from the Closed Block." This results in material reductions in the respective line items in the income statement while having no effect on net income. The expenses associated with the administration of the policies included in the Closed Block and the renewal commissions on these policies are not charged against the Contribution from the Closed Block, but rather are grouped with underwriting, acquisition and insurance expenses. Also, all assets allocated to the Closed Block are grouped together and shown as a separate item entitled "Closed Block Assets." Likewise, all liabilities attributable to the Closed Block are combined and disclosed as the "Closed Block Liabilities."

RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

A summary of the Company's revenues follows:

                                      For the Six Months  For the Three Months
                                        Ended June 30,       Ended June 30,
                                      ------------------    -------------------
($ in thousands)                        1998      1997      1998      1997
                                         ----     ----       ----      ----
   Insurance premiums
      Traditional life insurance
          premiums                     $ 22,244  $ 12,465   $12,103    $7,907
   Immediate annuity and
          supplementary contract
          premiums                       16,319     8,395     9,242     4,802
   Other premiums                           163        68        87        43
                                       --------  --------  --------   -------

          Total insurance premiums       38,726    20,928    21,432    12,752

   Universal life product charges        23,281    23,003    11,617    11,974
   Annuity product charges               10,971       408     6,255       255
                                       --------  --------  --------   -------
          Total product charges          34,252    23,411    17,872    12,229

   Net investment income                259,995    99,226   126,822    48,308
   Realized gains on investments         10,783     9,523     4,564     4,264
   Contribution from the Closed Block    16,836    13,410     7,861     4,136
                                       --------  --------  --------   -------
          Total revenues               $360,592  $166,498  $178,551   $81,689
                                       ========  ========  ========   =======

     Individual life and annuity premiums and product charges increased by $28.6 million, or 64.5%, for the six months and increased by $14.3 million, or 57.3%, for the three months ended June 30, 1998 from the same periods in 1997.
Included in the 1998 increases were $16.5 million and $10.2 million of insurance and annuity premium and product charges from Delta and AmVestors combined, for the six month and three month period, respectively. Insurance premiums increased by $17.8 million for the six month period and by $8.7 million for the three month period ended June 30, 1998, compared to the same periods ended June 30, 1997. Included in the increased insurance premiums in 1998 were $6.3 million and $4.4 million in aggregate from Delta and AmVestors for the six months and three months ended June 30, 1998, respectively. Traditional life insurance premiums increased by $9.8 million for the six months and increased by $4.2 million for the three months as a result of continued growth in renewal premiums on traditional life insurance policies not included in the Closed Block (as defined below), and increased sales in 1998 for both periods. Immediate annuity deposits and supplementary contract premiums were $7.9 million higher for the six months and $4.4 million higher for the three months ended June 30, 1998 compared to the same periods in 1997, with $6.1 million and $4.3 million in aggregate from Delta and AmVestors for the 1998 six month and three month periods, respectively. The increased premiums, exclusive of Delta and AmVestors, for the six month period were primarily due to higher sales of immediate annuities.

     Universal life product charges increased by $0.3 million for the six months ended June 30, 1998 primarily due to increased cost of insurance charges as a result of the normal aging of the block of business. The product charges were $0.3 million lower for the three months ended June 30, 1998 due to higher reinsurance costs during the quarter compared to the same period in 1997.

     Annuity product charges increased by $10.5 million and by $6.0 million for the six months and three months ended June 30, 1998, respectively, due to the inclusion of $10.2 million and $5.9 million of annuity product charges in aggregate from Delta and AmVestors for the 1998 six month and three month periods, respectively.

     Net investment income increased by $160.7 million for the six months and increased by $78.5 million for the three months ended June 30,1998 from the same periods in 1997. Included in the 1998 increases in net investment income were $162.9 million and $80.3 million in aggregate for Delta and AmVestors for the six month and three month periods, respectively. The remaining $2.2 million and $1.8 million decrease in net investment income for the six month and three month periods were attributable to a decrease in average invested assets (excluding market value adjustments, the Closed Block, Delta, and AmVestors) and lower investment yields, primarily in the other asset and mortgage loan portfolios partially offset by higher call premiums of $5.4 million and $4.4 million for the six months and three months, respectively. Average invested assets decreased by $51.6 million from the same period a year ago primarily due to the continued runoff of AmerUs Life's individual deferred annuity business. Effective May, 1996 substantially all new sales of individual deferred annuities by AmerUs Life's distribution network have been made through Ameritas Variable Life Insurance Company ("AVLIC").

      Realized gains on investments were $10.8 million for the first six months of 1998 and $4.6 million for the second quarter of 1998 compared to $9.5 million and $4.3 million, respectively, for the same periods in 1997. Included in the realized gains were $5.6 million and $3.6 million from Delta and AmVestors in aggregate for the two periods in 1998. Gains on the convertible debt securities considered to be a part of core operating earnings were $5.5 million and $2.7 million for the six months and three months ended June 30, 1998, respectively. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

     The Contribution from the Closed Block was $16.8 million and $7.8 million for the six months and three months ended June 30, 1998, respectively. The following table sets forth the operating results of the Closed Block for the periods indicated.

                                       For the Six          For the Three
                                       Months Ended        Months  Ended
                                          June 30,           June 30,
                                      ----------------   ----------------
($ in thousands)                      1998       1997       1998      1997
                                     ------     ------     ------    ------
Revenues
     Insurance premiums                $99,932 $104,994    $49,516  $50,064
     Product charges                     7,266    6,883      3,745    3,152
     Net investment income              57,339   54,278     28,156   27,977
     Realized gains (losses)
          on investments                 8,177     (989)     7,308     (416)
                                      -------- --------    -------  -------
     Total revenues                   $172,714 $165,166    $88,725  $80,777

Benefits and expenses
     Policyowner benefits               99,372  105,258     50,341   55,527
     Underwriting, acquisition and
          insurance expenses             2,886    2,821      1,525    1,334
     Amortization of deferred policy
          costs                         12,818   14,111      4,784    7,280
     Dividends to policyowners          40,802   29,566     24,214   12,500
                                       -------  -------     ------  -------
     Total benefits and expenses       155,878  151,756     80,864  $76,641
                                       -------  -------     ------  -------
Contribution from the Closed Block     $16,836  $13,410     $7,861   $4,136
                                       =======  =======     ======   ======

        Closed Block insurance premiums decreased by $5.1 million for the six months and by $0.6 million for the three months ended June 30, 1998. The decrease in insurance premiums is consistent with the reduction of the Closed Block's life insurance in force that is expected to continue over the life of the block. Net investment income for the Closed Block increased by $3.1 million for the six months and by $0.2 million for the three months ended June 30, 1998 due primarily to higher yields partially offset by a decrease in average invested assets (excluding market value adjustments).

      Realized gains on investments of the Closed Block were $9.2 million higher for the six months and $7.7 million higher for the three months ended June 30, 1998 as compared to the same periods in 1997. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

        Closed block policyowner benefits decreased by $5.9 million for the six months and by $5.2 million for the three months ended June 30, 1998 primarily due to lower death benefits on Closed Block policies. The amortization of deferred policy acquisition costs for the Closed Block decreased by $1.3 million for the six months and by $2.5 million for the three months ended June 30, 1998. Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capitalized gains. The change in the amortization of deferred policy acquisition costs during the six months and three months ended June 30, 1998, was primarily due to a restatement of estimated future margins on the Closed Block reflected in the second quarter.

      Closed Block dividends to policyowners increased by $11.2 million for the six months and by $11.7 million for the three months ended June 30, 1998. The increase for both periods was primarily due to the increase in the deferred dividend liability resulting from increased realized capital gains and lower death benefits in both periods.

        A summary of the Company's policyowner benefits follows:

                                         For the Six        For the Three
                                      Months Ended         Months Ended
                                          June 30,           June 30,
                                     ----------------     ---------------
($ in thousands)                      1998      1997       1998      1997
                                     ------     ------    ------   ------
Traditional life insurance
     Death benefits                    $1,040      $699      $643      $197
     Change in liability for
          future policy benefits
          and other policy
          benefits                     14,288     9,701     8,003     4,490
                                      -------   -------    ------    ------
     Total traditional life
          insurance benefits           15,328    10,400     8,646     4,687

Universal life insurance
     Death benefits in excess of
          cash value                    7,676    10,095     3,016     3,656
     Interest credited on policyowner
          account balances             17,572    16,685     9,393     8,117
     Other policy benefits              2,238     1,622       770     1,029
                                      -------   -------   -------   -------
     Total universal life
          insurance benefits           27,486    28,402    13,179    12,802

Annuities
     Interest credited to deferred
          annuity account balances    147,313    30,525    71,810    15,125

     Other annuity benefits            28,227    17,236    17,924     8,838
                                     --------   -------  --------   -------
          Total annuity benefits      175,540    47,761    89,734    23,963

Miscellaneous benefits                    932       436       371        26
                                     --------   -------  --------   -------
     Total policyowner benefits      $219,286   $86,999  $111,930   $41,478
                                     ========   =======  ========   =======

     Total policyowner benefits increased by $132.3 million for the six months and increased by $70.5 million for the three months ended June 30, 1998 from the same periods in 1997. Included in policyowner benefits were $131.4 million for the six months and $68.4 million for the three months in the aggregate from Delta and AmVestors primarily consisting of interest credited to deferred annuity account balances. Traditional life insurance benefits increased by $4.9 million for the six month period and increased by $3.9 million for the three month period primarily due to the growth and aging of such business in force.

     Universal life insurance benefits decreased by $0.9 million for the six months ended June 30, 1998 from the same period in 1997 primarily as a result of decreased death benefits as a result of lower mortality, partially offset by interest credited on account values.

     Annuity benefits increased by $127.8 million for the six months and by $65.8 million for the three months ended June 30, 1998 from the same periods in 1997. Included in the six month and three month 1998 amounts were $129.5 million and $67.5 million, respectively, of aggregate annuity benefits for Delta and AmVestors. In the aggregate interest being credited to all annuity portfolios within the Company has decreased 12 basis points from year end. The annuity portfolios have increased from $6.1 billion in account value to $6.2 billion at June 30, 1998 from year end. The increase in other annuity benefits for the six months and three months ended June 30, 1998 from the same periods in 1997 is primarily due to the acquisition of Delta and AmVestors.

     A summary of the Company's expenses follows:

                                         For the Six         For the Three
                                        Months Ended         Months Ended
                                          June 30,              June 30,
                                    ------------------    -----------------
($ in thousands)                      1998        1997    1998        1997
                                     ------     ------    ------     ------

Commission expense, net of deferrals   $5,587    $4,081    $2,507    $1,968
Other underwriting, acquisition and
     insurance expenses, net of
     deferrals                         32,862    18,357    14,708     9,453
Amortization of deferred policy
     acquisition costs on policies
     purchased or produced             30,688    10,973    15,750     5,916
                                      -------   -------   -------   -------
     Total expenses                   $69,137   $33,411   $32,965   $17,337
                                      =======   =======   =======   =======

     Commission expense, net of deferrals increased by $1.5 million for the six months and by $0.5 million for the three months ended June 30, 1998 compared to the same periods a year ago. Included in the 1998 amounts were $0.6 million for the six month period and $0.2 million for the three month period of commission expense, net of deferrals, in aggregate from Delta and AmVestors. Other underwriting, acquisition and insurance expenses, net of deferrals, increased by $14.5 million for the six months and increased by $5.3 million for the three months ended June 30, 1998, from the same periods in 1997. Included in the 1998 amounts were $13.3 million and $4.8 million for the six month and three month periods, respectively, of aggregate expenses for Delta and AmVestors. Contributing to the increase in expenses from the prior year were $1.4 million of costs related to Year 2000 initiatives.

     The amortization of deferred policy acquisition costs on policies purchased or produced increased by $19.7 million for the six months and increased by $9.8 million for the three months ended June 30, 1998, from the same periods in 1997. Included in the 1998 amounts were $14.9 million for the six months and $8.2 million for the three months ended June 30, 1998 including amortization of policies purchased of $14.0 million and $7.3 million for the respective periods, for Delta and AmVestors combined. Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capital gains. Increased mortality margins in both the six months and three months ended June 30, 1998 from the same periods in 1997, on products for which deferred costs are amortized, contributed to the higher amortizations in 1998.

     Income from operations increased by $25.5 million to $71.5 million and by $10.4 million to $33.3 million for the six months and three months ended June 30, 1998, respectively, with the acquisitions of Delta and AmVestors accounting for $24.8 million and $12.6 million for the respective periods in 1998.
Improved product margins, in large part the result of better mortality, contributed to the remaining increase in income from operations for the first six months of 1998. The decrease in income from operations for the three months ended June 30, 1998, exclusive of Delta and AmVestors, is primarily due to increased expenses and lower net investment income from the same period in 1997.

     Interest expense increased by $6.6 million to $12.6 million for the six months and by $2.9 million to $5.9 million for the three months ended June 30, 1998. The increased interest expense in both periods was primarily due to increased debt levels resulting from the fourth quarter acquisition of Delta and AmVestors.

     Income before income tax expense and equity in earnings of unconsolidated subsidiary increased by $18.9 to $58.8 million for the six months and by $7.5 million to $27.3 million for the three months ended June 30, 1998 compared the same periods in 1997. Included in the 1998 amounts were $24.8 million and $12.6 million for the six months and for the second quarter, respectively, in aggregate for Delta and AmVestors. The decrease in incomes before income tax expense and equity in earnings of unconsolidated subsidiary exclusive of Delta and AmVestors for the six month and three month periods are primarily due to higher interest expense related to the acquisition of Delta and AmVestors.

     Income tax expense increased by $5.7 million to $17.3 million for the six months and by $1.3 million to $7.1 million for the three months ended June 30, 1998 as compared to the same periods in 1997. The increase in income tax expense was primarily due to the higher pre-tax income including income from the recent acquisitions of Delta and AmVestors. The effective tax rate for the six month period of 1998 was 29.4% compared to 29.0% for the same period in 1997. The effective tax rate for the second quarter of 1998 was 26.1% compared to 29.5% for the same period in 1997.

     Net income increased by $13.6 million to $42.6 million for the six months and by $6.4 million to $20.8 million for the three months ended June 30, 1998 compared to the same periods in 1997, with the recent acquisitions of Delta and AmVestors adding $16.3 million and $9.5 million in the 1998 respective periods.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

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

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life and Annuity Company ("Delta Life") may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Commissioner to pay any dividend that would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 1997 results, AmerUs Life and Delta Life would be able to pay approximately $58 million and $8 million, respectively, in dividends in 1998 without obtaining the Iowa Commissioner's approval. The payment of dividends by American Investors Life Insurance Company, Inc. ("American") and Financial Benefit Life Insurance Company ("FBL") (together "AmVestors' Subsidiaries") is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. During the first six months of 1998, AmerUs Life paid the Company $40 million in dividends. In July 1998, AmVestors Subsidiaries paid $27.3 million in dividends. Based upon the cumulative limitations, the Company's subsidiaries could pay an estimated $26 million in additional dividends in 1998 without obtaining regulatory approval.

     On October 23, 1997, the Company entered into a $250 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility") to be used to replace its then existing revolving credit facility, to finance the acquisition of Delta, to finance permitted mergers and acquisitions and for other general corporate purposes. The Bank Credit Facility was secured by a pledge of approximately 49.9% of the outstanding common stock of AmerUs Life, 100% of the outstanding common stock of Delta and a $50 million 9% surplus note payable to the Company by AmerUs Life. The Company completed a $125 million senior note offering in June 1998, of which the proceeds were utilized to pay down the revolving credit facility. As a result, the commitment under the facility was reduced to $150 million and all collateral was released. As of June 30, 1998, there was an outstanding loan balance of $125 million under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its life insurance subsidiaries to maintain certain ratings from A.M. Best and certain levels of adjusted capital and surplus and risk-based capital.

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

     The Company and its subsidiaries generated cash flows from operating activities of $267.8 million and $106.3 million for the six months ended June 30, 1998 and 1997, respectively. Excess operating cash flows were primarily used to increase the Company's fixed maturity investment portfolio.

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

     The Company takes into account asset-liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at June 30, 1998 (dollars in millions):

Not subject to discretionary withdrawal                          $365.9
Subject to discretionary withdrawal with adjustments:
     Specified surrender charges (A)                            3,991.1
     Market value adjustments                                   1,299.2
                                                               --------
     Subtotal                                                   5,290.3
                                                               --------
Subject to discretionary withdrawal without adjustments         1,419.6
                                                               --------
Total                                                          $7,075.8
                                                               ========

(A) Includes $1,233.0 million of liabilities with a contractual surrender charge of less than five percent of the account balance.

     Through its membership in the Federal Home Loan Bank ("FHLB") of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. Interest is payable at a current rate at the time of any advance. As of June 30, 1998, AmerUs Life had a $25.0 million open secured line of credit against which there were no borrowings. In addition to the line of credit, AmerUs Life has long-term advances from the FHLB outstanding of $16.3 million and short term advances of $9.6 million at June 30, 1998.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments or borrowings collateralized by their investment portfolios. The Company's investment portfolio as of June 30, 1998 had a carrying value of $9.0 billion, including Closed Block investments. As of June 30, 1998, fixed maturity securities were $7.8 billion, or 86.7% of invested assets, with public and private fixed maturity securities constituting $7.4 billion, or 94.9%, and $373.7 million, or 5.1%, of total fixed maturity securities, respectively.

     At June 30, 1998, the statutory surplus of AmerUs Life, Delta Life, American and FBL were approximately $294.4 million, $82.3 million, $116.4 million and $43.6 million, respectively. The Company believes that these levels of statutory capital are more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

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

YEAR 2000 COMPLIANCE

     As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value "2000." Many existing application software products were designed to only accommodate a two digit date position which represents the year (e.g., the number "95" is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., "99") is the maximum date value many systems will be able to accurately process. The Company formed a year 2000 working group to address potential problems posed by this development to assure that the Company is prepared for the year 2000. The Company has already made significant progress in accomplishing the necessary modifications and conversions to deal with year 2000 issues and anticipates that the majority of the required efforts will be completed by the end of 1998. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to address year 2000 issues. Total estimated costs are in a range of $4 to $6 million with approximately $3 million to be incurred in 1998. As of June 30, 1998, the Company has incurred $1.4 million of such costs. However, if modifications and conversions to deal with year 2000 issues are not completed on a timely basis or are not fully effective, such issues may have a material adverse effect on the operations of the Company. All cost associated with year 2000 modifications and conversions will be expensed as incurred.

PART II - OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of its shareholders on May 8, 1998. There were three matters voted upon at the meeting. The first was the election of directors. The nominees, Messrs. John R. Albers, Thomas F. Gaffney and Ralph W. Laster, Jr. and Ms. Ilene B. Jacobs were elected to three-year terms. Other directors continuing to serve are Roger K. Brooks, Malcolm Candlish, Maureen M. Culhane, Sam C. Kalainov, John W. Norris, Jr., Jack C. Pester and John A. Wing.

     The second matter was the approval of an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of Class A common stock from 75 million to 180 million.

     The third matter voted upon resulted in the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the Company.

     The results of the balloting were as follows:

                                                     AGAINST OR  ABSTENTIONS
                                           FOR       WITHHELD    BROKER NON-VOTES
                                          ----      ---------    ----------------
Election of Directors:

  John R. Albers                        31,880,946    397,446
  Thomas F. Gaffney                     31,885,922    392,470
  Ilene B. Jacobs                       31,879,383    399,009
  Ralph W. Laster, Jr.                  31,878,005    400,387

Amendment of Articles

  Class A and Class B common stock      27,686,461  4,558,263    33,668
  Class A common stock                  22,686,461  4,558,263    33,668

Ratification of KPMG Peat
  Marwick LLP                           32,238,181     31,096    9,115

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

  (b) The following report on Form 8-K was filed during the quarter ended June 30, 1998:

       (i)  None.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  August 13, 1998                             AMERUS LIFE HOLDINGS, INC.



                      By   /s/ Michael E. Sproule
                           --------------------------------
                           Executive Vice President and CFO
                           (Chief Financial Officer)


                      By  /s/ Michael G. Fraizer
                           --------------------------------
                           Senior Vice President -
                           Controller and Treasurer
                           (Principal Accounting Officer)

                 AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES
                              INDEX TO EXHIBITS

EXHIBIT NO.           DESCRIPTION
------------------  --------------------

1.1*    Underwriting Agreement, dated as of June 16, 1998, among the
        Registrant, Salomon Brothers, Inc and Goldman, Sachs & Co. relating to the Registrant's 6.95% Senior Notes.
2.1 Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
2.2     Amended and Restated Agreement and Plan of Merger, dated as of
        September 19, 1997 and as amended and restated as of October 8, 1997, by and among the Registrant, AFC Corp. and AmVestors Financial Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration Statement of the Registrant on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.
2.3     Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly owned subsidiary of the Registrant and Delta Life Corporation, filed as
        Exhibit 2.2 to Form 8-K of the Registrant dated October 8, 1997, is hereby incorporated by reference.
3.1 Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.5 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
4.1 Amended and Restated Trust Agreement dated as of February 3, 1997 among the Registrant, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.
4.2 Indenture dated as of February 3, 1997 between the Registrant and Wilmington Trust Company relating to the Registrant's 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.3 Guaranty Agreement dated as of February 3, 1997 between the Registrant, as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.4 Common Stock Purchase Warrant, filed as Exhibit (10)(v) to Form 10-Q of AmVestors Financial Corporation dated May 13, 1992, is hereby incorporated by reference.
4.5*    Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among the Registrant, First Union Trust Company and the administrative trustees named therein, relating to the Registrant's 7.0% ACES Units.
4.6 Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of the Registrant, AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.
4.7* Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by the Registrant, relating to the Registrant's 7.0% ACES Units.
4.8* QUIPS Guarantee Agreement, dated as of July 27, 1998, by the Registrant, relating to the Registrant's 7.0% ACES Units.
4.9*    Master Unit Agreement, dated as of July 27, 1998, between the
        Registrant and First Union National Bank relating to the Registrant's 7.0% ACES Units.
4.10*   Call Option Agreement, dated as of July 27, 1998, between Goldman,
        Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units.
4.11* Pledge Agreement, dated as of July 27, 1998, among the Registrant, Goldman, Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units.
4.12* Form of Debt Security relating to the Registrant's 6.86% Junior Subordinated Deferrable Interest Debentures.
4.13    Amended and Restated Intercompany Agreement dated as of December 1,
        1996 among American Mutual Holding Company, AmerUs Group Co. and the Registrant is incorporated herein by reference to Exhibit 10.81 to the Registrant's Registration Statement on Form S-1 (No. 333-12239).
4.14* Senior Indenture, dated as of June 16, 1998, by and between the Registrant and First Union National Bank, as Indenture Trustee,
        relating to the Registrant's 6.95% Senior Notes.
4.15* Subordinated Indenture, dated as of July 27, 1998, by and between the Registrant and First Union National Bank, as Indenture Trustee,
        relating to the Registrant's 6.86% Junior Subordinated Deferrable Interest Debentures.
4.16*   Form of Debt Security relating to the Registrant's 6.95% Senior Notes.
4.17 Form of 7.0% Adjustable Conversion-rate Equity Security Unit of the Registrant and AmerUs Capital II (included with Exhibit 4.9).
4.18    Form of 6.86% Quarterly Income Preferred Security (included with
        Exhibit 4.5).
10.1 Amended and Restated Intercompany Agreement dated as of December 1, 1996, among American Mutual Holding Company, AmerUs Group Co. and the Company. Filed as Exhibit 10.81 to the Registrant's registration statement on Form S-1, Registration Number 333-12239, is hereby incorporated by reference
10.2 Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as
        Exhibit 10.2 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.3 Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as
        Exhibit 10.3 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.4    Agreement and Plan of Merger, dated as of August 24, 1994, among
        Central Life Assurance Company and American Mutual Life Insurance Company, filed as Exhibit 10.4 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.5 All*AmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6 American Mutual Life Insurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.7 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.7 Central Life Assurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.8 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.9    AmerUs Life Insurance Company Performance Share Plan, filed as Exhibit
        10.10 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.11 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.12 Modification of Real Estate Contract, dated as of July 1, 1996, between AmerUs Life Insurance Company and AmerUs Properties, Inc., filed as
        Exhibit 10.14 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.13 Asset Management and Disposition Agreement, dated January 3, 1995, between American Mutual Life Insurance Company and Central Properties, Inc. (now AmerUs Properties, Inc.), filed as Exhibit 10.15 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.14 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.15   Amended and Restated Agreement and Certificate of Limited Partnership
        of CPI Housing Partners I, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit
        10.34 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.16   Amended and Restated Agreement of Limited Partnership of American
        Mutual Affordable Housing Partners, L.P., dated as of September 1,
        1995, among GrA Partners Joint Venture, AmerUs Properties, Inc., American Mutual Life Insurance Company, NCC Polar Company and NCC Orion Company, filed as Exhibit 10.35 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.17   Amended and Restated Agreement and Certificate of Limited Partnership
        of 65th & Vista, L.P., dated as of September 1, 1995, among AmerUs Properties, Inc., American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit 10.36 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.18   Amended and Restated Agreement and Certificate of Limited Partnership
        of 60th & Vista, L.P., dated as of September 1, 1995, among I.R.F.B. Joint Venture, American Mutual Life Insurance Company and American Mutual Affordable Housing Partners, L.P., filed as Exhibit 10.37 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.19 Certificate of Limited Partnership and Limited Partnership Agreement of CPI Housing Partners II, L.P., dated March 27, 1995, between Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company, filed as Exhibit 10.38 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.20   Amended and Restated Agreement and Certificate of Limited Partnership
        of API Housing Partners III, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.39 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.21 Certificate of Limited Partnership and Limited Partnership Agreement of API Housing Partners IV, L.P., dated as of June 1995, between AmerUs Properties, Inc. and American Mutual Life Insurance Company, filed as
        Exhibit 10.40 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.22   Amended and Restated Agreement and Certificate of Limited Partnership
        of API Housing Partners V, L.P., dated as of March 1, 1996, among
        AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.41 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.23   Amended and Restated Agreement and Certificate of Limited Partnership
        of API-Chimney Ridge Partners, L.P., dated as of March 1, 1996, among AmerUs Properties, Inc., American Mutual Life Insurance Company, American Mutual Affordable Housing Partners II, L.P. and AmerUs Management, Inc., filed as Exhibit 10.42 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.24 Certificate of Limited Partnership and Limited Partnership Agreement of API Housing Partners VI, L.P., dated as of October 10, 1995, between AmerUs Properties, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.43 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.25 Certificate of Limited Partnership and Limited Partnership Agreement of 86th & Meredith Associates, L.P., dated as of February 14, 1995, between Central Properties, Inc. (now AmerUs Properties, Inc.) and American Mutual Life Insurance Company, filed as Exhibit 10.44 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.26 Certificate of Limited Partnership and Limited Partnership Agreement of Altoona Meadows Investors, L.P., dated as of February 22, 1995, between KPI Investments, Inc. and Dennis Galeazzi, filed as Exhibit 10.45 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.27 First Amendment to the Certificate of Limited Partnership and Limited Partnership Agreement of Altoona Meadows Investors, L.P., dated as of September 28, 1995, between KPI Investments, Inc. and American Mutual Life Insurance Company, filed as Exhibit 10.46 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.28 Loan Servicing Agreement, dated August 1, 1990, between Central Life Assurance Company and Midland Financial Mortgages, Inc. (now AmerUs Mortgage), filed as Exhibit 10.47 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.29 Construction Loan Servicing Agreement, dated November 20, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.48 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.30 Loan Servicing Agreement, dated September 1, 1994, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank),
        filed as Exhibit 10.50 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.31 Amendment to Service Agreement, dated as of May 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank, filed as
        Exhibit 10.52 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.32 Data Processing Service Agreement, dated November 1, 1989, between Central Life Assurance Company and Midland Financial Savings and Loan Association (now AmerUs Bank), filed as Exhibit 10.53 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.33 First Amendment to Data Processing Service Agreement, dated as of September 30, 1990, between Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs Bank), filed as Exhibit 10.54 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.34 Second Amendment to Data Processing Service Agreement, dated as of May 1, 1991, between Central Life Assurance Company and Midland Savings
        Bank FSB (now AmerUs Bank), filed as Exhibit 10.55 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.35 Third Amendment to Data Processing Service Agreement, dated as of October 1, 1991, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank), filed as Exhibit 10.56 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.36 Fourth Amendment to Data Processing Service Agreement, dated as of January 2, 1992, between Central Life Assurance Company and Midland Savings Bank, (now AmerUs Bank), filed as Exhibit 10.57 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.37 Fifth Amendment to Data Processing Service Agreement, dated as of June 1, 1993, between Central Life Assurance Company and Midland Savings
        Bank FSB (now AmerUs Bank), filed as Exhibit 10.58 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.38 Sixth Amendment to Data Processing Service Agreement, dated as of September 1, 1995, between American Mutual Life Company and AmerUs
        Bank, filed as Exhibit 10.59 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.39 Seventh Amendment to Data Processing Service Agreement, dated as of January 1, 1996, between American Mutual Life Insurance Company and AmerUs Bank, filed as Exhibit 10.60 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.40 Data Processing Support Services Agreement, dated as of July 1, 1993, between Central Life Assurance Company and Midland Savings Bank, FSB (now AmerUs Bank), filed as Exhibit 10.61 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.41 Investment Management Agreement, dated as of August 15, 1992, between Central Life Assurance Company and Midland Savings Bank FSB (now AmerUs
        Bank), filed as Exhibit 10.63 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.42 Purchase Agreement, dated as of June 28, 1996, between AmerUs Life Insurance Company and AmerUs Bank, filed as Exhibit 10.65 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.43 Brokerage Contract dated January 1, 1995, among American Mutual Life Insurance Company and Midland Investment Services, Inc. (now AmerUs Investments, Inc.), filed as Exhibit 10.66 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.44   Servicing Agreement, dated March 1, 1992, between Central Life
        Assurance Company and Midland Investment Services, Inc. (now AmerUs Investments, Inc.), filed as Exhibit 10.67 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.45   Tax Allocation Agreement dated as of November 4, 1996, filed as Exhibit
        10.68 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.46 Limited Partnership Agreement of Theater Project Limited Partnership dated March 15, 1985, among Tapp Management, Inc., Tapp Management Co., Ltd., Michael Longley, Michael A. Hammond and Gary L. Wood along with an Amendment to Certificate of Limited Partnership, dated August 22, 1986, and an Assignment of Limited Partnership Interest, dated November 15, 1992, between F. Barry Tapp and Tapp Development Co., Ltd., and an Amended Certificate of Limited Partnership dated December 24, 1992, filed as Exhibit 10.73 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.47 Assignment of Limited Partnership Interest of Theater Project Limited Partnership, dated December 30, 1995, between American Mutual Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.74 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.48 Certificate of Limited Partnership and Limited Partnership Agreement of Lagos Vista Limited Partnership, dated August 10, 1994, between Central Properties, Inc. (now AmerUs Properties, Inc.) and Central Life Assurance Company, filed as Exhibit 10.75 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.49 Revolving Credit and Term Loan Agreement, dated as of December 1996, among the Registrant, certain Signatory Banks thereto and The Chase Manhattan Bank, Note issued by the Registrant and Borrower Pledge Agreement, filed as Exhibit 10.80 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.50   Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly-owned subsidiary of the Registrant and Delta Life Corporation, filed as
        Exhibit 2.2 to the Registrant's current report on Form 8-K on October
        8, 1997, is hereby incorporated by reference.
10.51 Purchase Agreement between AmerUs Life and AmerUs Bank dated March 5, 1997 relating to the sale of certain loans , filed as Exhibit 10.82 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.52 Letter Agreement dated as of March 1, 1997 between AmerUs Life and AmerUs Mortgage relating to the purchase of residential mortgage loans, together with an amendment thereto dated March 11, 1997 , filed as
        Exhibit 10.83 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.53 Credit Agreement, dated as of October 23, 1997, among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent , filed as Exhibit 10.84 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.54 Coinsurance Agreement, effective February 1, 1996, between Delta Life and Annuity Company and London Life Reinsurance Company , filed as
        Exhibit 10.85 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.55 AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to the registration statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October
        21, 1996, is hereby incorporated by reference.
10.56 1989 Non-Qualified Stock Option Plan adopted March 17, 1989, filed as Exhibit (10)(q) to Form 10-K of AmVestors Financial Corporation, dated April 12, 1989, is hereby incorporated by reference.
10.57 Amended and Restated Miscellaneous Service Agreement, dated as of July 21, 1997, among American Mutual Holding Company, Registrant, AmerUs
        Life Insurance Company, AmerUs Group Co., AmerUs Bank, AmerUs Mortgage, Inc., Iowa Realty Co., Inc., Iowa Title Company, AmerUs Insurance,
        Inc., AmerUs Properties, Inc., and AmerUs Direct, Inc., filed as
        Exhibit 10.57 to the Annual Report of the Registrant on Form 10-K,
        dated March 25, 1998, is hereby incorporated by reference.
10.58 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa , filed as Exhibit 10.58 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.59   First Amendment dated February 1, 1998 to Lease Agreement dated
        December 1, 1996 between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa , filed as Exhibit 10.59 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.60 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, 1213 Cherry Street, Des Moines, Iowa , filed as Exhibit 10.60 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.61 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and the Registrant, property 418 Sixth Avenue Moines, Iowa , filed as Exhibit 10.61 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.62 Lease - Business Property, dated December 31, 1997, between AmerUs Properties, Inc. and the Registrant property, 699 Walnut Street, Des Moines, Iowa , filed as Exhibit 10.62 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.63 First Amendment dated February 1, 1998 to lease dated December 31, 1997 between AmerUs Properties and the Registrant , filed as Exhibit 10.63 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.64 Servicing Agreement, dated March 5, 1997, between AmerUs Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.64 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.65 First Amended and Restated Articles of Limited Partnership of Cotton Mill Limited Partnership, dated as of September 30, 1996, among API-Cotton Mill Partners, L.P., Historic Restoration Incorporated and AmerUs Management, Inc., filed as Exhibit 10.65 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.66   Articles of Organization of AmerUs-Blackstone, L.L.C. dated July 8,
        1997 , filed as Exhibit 10.66 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.67   First Amended and Restated Articles of Limited Partnership of
        Blackstone Hotel Partners L.P. dated as of July 23, 1997 , filed as
        Exhibit 10.67 to the Annual Report of the Registrant on Form 10-K,
        dated March 25, 1998, is hereby incorporated by reference.
10.68 First Amended and Restated Limited Partnership Agreement of Briggs Renewal Limited Partnership dated as of November 18, 1997 , filed as
        Exhibit 10.68 to the Annual Report of the Registrant on Form 10-K,
        dated March 25, 1998, is hereby incorporated by reference.
10.69 Declaration of Operating Agreement of AmerUs-Blackstone, L.L.C., dated as of July 23, 1997, filed as Exhibit 10.69 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.70 Open Line of Credit Application and Terms Agreement, dated March 3, 1997, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company , filed as Exhibit 10.70 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.71 Certificate of Limited Partnership Agreement of API Cottonmill Partner, L.P., dated as of June 21, 1996, among AmerUs Management, Inc. and AmerUs Properties, Inc., filed as Exhibit 10.71 to the Annual Report of the Registrant on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
11      Computation of Earnings per Share
27      Financial Data Schedule
99.3 Employment Agreement, dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc. and American Investors Sales Group, Inc., filed as Exhibit 99.3 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
99.4 Agreement of Sale, dated as of October 22, 1997, by and between R. Rex Lee and AmerUs Group, Co., filed as Exhibit 99.4 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
--------------------------

*    Filed herewith