Form 10-Q
period 1998-09-30
AMERUS LIFE HOLDINGS INC
filed 1998-11-16
CIK 1022827

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                        ================================

                                   (Mark One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ---------------- to -----------------
                         Commission file number 0-21459

                           AmerUs Life Holdings, Inc.
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                42-1459712
------------------------------------------------------------------------------
(State of other jurisdiction of                 IRS employer identification no.)
incorporation or organization)


699 Walnut Street, Des Moines, Iowa                              50309-3948
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code (515) 362-3600
------------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report

         Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of each of the registrant's classes of common stock on November 9, 1998 was as follows:

                     Class A, Common Stock 25,687,149 shares
                     Class B, Common Stock 5,000,000 shares
Exhibit index - Page -- ___


INDEX
                                                                                                     Page No.
Part I - Financial Information ......................................................................  3

Item 1.  Consolidated Financial Statements ..........................................................  3

         Consolidated Balance Sheets September 30, 1998
         (Unaudited) and December 31, 1997 ..........................................................  3

         Consolidated Statements of Income (Unaudited) - For the Nine Months
         Ended September 30, 1998 and 1997 and the
         Three Months Ended September 30, 1998 and 1997 .............................................  5

         Consolidated Statement of Comprehensive Income
         (Unaudited) - For the Nine Months Ended September 30, 1998
         and 1997 and the Three Months Ended September 30, 1998
         and 1997 ...................................................................................  6

         Consolidated Statements of Cash Flows (Unaudited) -
         For the Nine Months Ended September 30, 1998 and 1997 ......................................  7

         Notes to Consolidated Financial Statements
         (Unaudited) ................................................................................  8

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition .............................................. 15

Part II - Other Information ......................................................................... 37

Item 1.  Legal Matters .............................................................................. 37

Item 6.  Exhibits and Reports on Form 8-K ........................................................... 38


Signatures .......................................................................................... 39

Exhibit Index ....................................................................................... 40



PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In thousands)



                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
                                                     (Unaudited)
Assets
Investments:
  Securities available-for-sale at fair value:
     Fixed maturity securities                        $ 6,513,412    $ 6,851,427
     Equity securities                                     78,652         61,480
     Short-term investments                                62,233         12,595
  Securities held for trading purposes at
                  fair value
         Fixed maturity securities                          3,788         22,955
         Equity securities                                    830           --
  Mortgage loans on real estate                           539,070        462,473
  Real estate                                                 445          8,670
  Policy loans                                            110,852        117,865
  Other investments                                       302,443        158,073
                                                      -----------    -----------

         Total investments                              7,611,725      7,695,538

Cash                                                       99,987         58,081
Accrued investment income                                  85,330         84,713
Premiums and fees receivable                                3,195          3,445
Reinsurance receivables                                     4,380          6,203
Deferred policy acquisition costs                         167,313        118,896
Value of business acquired                                245,194        266,014
Investment in unconsolidated subsidiaries                  28,385         26,849
Goodwill                                                  217,874        220,250
Property and equipment                                     23,197         22,863
Other assets                                              363,856        359,308
Closed block assets                                     1,466,627      1,391,848
                                                      -----------    -----------

     Total assets                                     $10,317,063    $10,254,008
                                                      ===========    ===========


Liabilities and Stockholders' Equity

Liabilities
     Policy reserves and policyowner funds:
          Future life and annuity
          policy benefits                                                  $  7,057,809    $  7,074,444
          Policyowner funds                                                     107,650          89,641
                                                                           ------------    ------------

          Total                                                               7,165,459       7,164,085

     Accrued expenses                                                            40,668          39,095
     Dividends payable to policyowners                                              832           1,575
     Policy and contract claims                                                  14,539           4,548
     Income taxes payable                                                        14,043          12,753
     Deferred income taxes                                                       11,424          16,914
     Other liabilities                                                          118,056         111,180
     Debt                                                                       141,149         266,435
     Closed block liabilities                                                 1,691,701       1,623,432
                                                                           ------------    ------------

             Total liabilities                                                9,197,871       9,240,017
                                                                           ------------    ------------

Company obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated
 debentures of the Company                                                      230,963          86,000

Stockholders' equity
     Preferred stock, no par value,
          20,000,000 shares authorized,
          none issued                                                              --              --
     Common stock, Class A, no par value,
          180,000,000 shares authorized 1998;
          75,000,000 shares authorized 1997;
          27,036,178 shares issued and
          outstanding in 1998; 29,734,918
          shares issued and outstanding in 1997)                                 27,036          29,735

     Common stock, Class B, no par value,
          50,000,000 shares authorized;
          5,000,000 shares issued and
          outstanding                                                             5,000           5,000
     Paid in capital                                                            311,745         383,686
     Accumulated other comprehensive income                                      51,778          55,747
     Retained earnings                                                          492,917         453,823
     Unearned compensation                                                         (247)           --
                                                                           ------------    ------------

             Total stockholders' equity                                         888,229         927,991
                                                                           ------------    ------------

             Total liabilities and
               stockholders' equity                                        $ 10,317,063    $ 10,254,008
                                                                           ============    ============


                           AMERUS LIFE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (unaudited)



                                                Nine Months Ended             Three Months Ended
                                                  September 30,                   September 30,
                                            ---------------------------   ----------------------------
                                                1998           1997         1998              1997
                                            ------------   ------------   ------------    ------------
Revenues:
  Insurance premiums                        $     61,368   $     33,522   $     22,642    $     12,594
     Universal life and annuity
         product charges                          54,287         34,332         20,035          10,921
     Net investment income                       375,991        149,774        115,997          50,548
     Realized gains (losses)
       on investments                              2,390         14,510         (8,393)          4,987
     Contribution from the
     Closed Block                                 24,036         21,652          7,200           8,242
                                            ------------   ------------   ------------    ------------
                                                 518,072        253,790        157,481          87,292
                                            ------------   ------------   ------------    ------------

   Benefits and expenses:
       Policyowner benefits                      334,590        129,716        115,304          42,718
       Underwriting, acquisition, and
            insurance expenses                    56,180         35,514         17,731          13,076
       Amortization of deferred policy
            acquisition costs on policies
            purchased or produced                 38,848         16,767          8,160           5,794
       Dividends to policyowners                   1,619            835            909             661
                                            ------------   ------------   ------------    ------------
                                                 431,237        182,832        142,104          62,249
                                            ------------   ------------   ------------    ------------

   Income from operations                         86,835         70,958         15,377          25,043

   Interest expense                               19,617          8,941          7,007           2,980
                                            ------------   ------------   ------------    ------------
   Income before income tax expense
       and equity in earnings of
       unconsolidated subsidiary                  67,218         62,017          8,370          22,063

   Income tax expense                             19,271         17,694          1,952           6,108
                                            ------------   ------------   ------------    ------------
   Income before equity in earnings
       of unconsolidated subsidiary               47,947         44,323          6,418          15,955

   Equity in earnings of unconsolidated
       subsidiary                                  1,535          1,174            444             520
                                            ------------   ------------   ------------    ------------
   Net income                               $     49,482   $     45,497   $      6,862    $     16,475
                                            ============   ============   ============    ============

   Earnings per common share
       Basic                                $       1.44   $       1.96   $       0.20    $       0.71
       Diluted                              $       1.43   $       1.96   $       0.20    $       0.71
                                            ============   ============   ============    ============

   Weighted average Common
       Shares outstanding

       Basic                                  34,393,079     23,155,989     33,726,221      23,155,989

       Diluted                                34,695,353     23,155,989     33,951,365      23,155,989


                           AMERUS LIFE HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                        Nine Months             Three Months
                                                     Ended September 30,     Ended September 30,
                                                     --------------------    --------------------
                                                       1998        1997        1998        1997
                                                     --------    --------    --------    --------
Net income                                           $ 49,482    $ 45,497    $  6,862    $ 16,475
Other comprehensive income
     (loss), net of tax:
     Unrealized gains on securities:
         Unrealized holding gains arising
            during period (net of deferred tax of
            $(464)and $(16,973)for the nine months
            ended and $1,711 and $(16,296)
            for the three months ended)                   861      31,522      (3,178)     30,264
     Less:    reclassification adjustment
            for gains included in net income
            (net of deferred tax of $4,858
            and $5,407 for nine months ended
            and $(428)and $1,625 for three
            months ended)                              (4,830)     (8,110)        342      (2,595)
                                                     --------    --------    --------    --------
     Other comprehensive income (loss)                 (3,969)     23,412      (2,836)     27,669
                                                     --------    --------    --------    --------
Comprehensive income                                 $ 45,513    $ 68,909    $  4,026    $ 44,144
                                                     ========    ========    ========    ========

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                         1998                1997
                                                      -----------      --------------
Cash flows from operating activities:
   Net income                                         $    49,482       $    45,497
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Policyowner assessments on
        universal life and annuity products               (54,287)          (30,741)
     Interest credited to
        policyowner account balances                      139,185            78,954
     Realized investment (gains)                           (2,390)          (14,510)

     Change in:
        Accrued investment income                            (617)           (9,206)
        Reinsurance ceded receivables                       1,823              (147)
        Deferred policy acquisition costs                 (54,385)          (18,163)
        Liabilities for future policy benefits            125,312           (18,738)
        Policy and contract claims
           and other policyowner funds                      9,991            (1,648)
        Income taxes:
           Current                                          1,685             9,362
           Deferred                                        (5,716)           (4,262)
     Other, net                                            66,797             8,886
     Change in Closed Block assets
        and liabilities, net                               80,917            98,599
                                                      -----------       -----------
     Net cash provided by operating activities            357,797           143,883
                                                      -----------       -----------
      Cash flows from investing activities:
        Purchase of fixed maturities
           available for sale                          (2,627,327)         (900,920)
        Maturities, calls, and principal
           reductions of fixed maturities
           available for sale                           2,930,021           873,469
        Purchase of equity securities                    (227,377)          (45,511)
        Proceeds from sale of equity securities           207,928            54,624
        Proceeds from repayment and sale
           of mortgage loans                               82,091            35,252
        Purchase of mortgage loans                       (166,573)         (112,768)
        Proceeds from sale of real estate
           and other invested assets                       43,658              --
        Purchase of real estate and other
           invested assets                               (170,731)           10,628
        Change in policy loans, net                         7,014            (1,112)
        Tax on capital gains                               15,545                 6
        Other assets, net                                (178,839)           89,067

        Change in Closed Block investments, net           (73,383)          (71,180)
                                                      -----------       -----------
           Net cash used in investing
              activities                                 (157,973)          (68,445)
                                                      -----------       -----------

      Cash flows from financing activities:
           Deposits to policyowner account balances       608,860            92,685
              Withdrawals from policyowner
              account balances                           (850,562)         (180,519)
           Change in debt, net                             24,161          (126,854)
           Purchase of treasury stock                     (74,952)             --
           Change in checks drawn in excess of
              bank balance                                   --               1,040
           Initial public offering of common stock           --              55,027
           Dividends to shareholders                      (10,388)           (4,631)
           Issuance of company-obligated
             mandatory redeemable
             capital securities                           144,963            86,000
                                                      -----------       -----------
              Net cash used in financing activities      (157,918)          (77,252)
                                                      -----------       -----------

              Net (decrease) increase in cash              41,906            (1,814)
        Cash at beginning of period                        58,081             1,814
                                                      -----------       -----------

        Cash at end of period                         $    99,987       $      --
                                                      ===========       ===========

        Supplemental disclosure of cash activities:
           Interest paid                              $    15,289       $     7,781
                                                      ===========       ===========

           Income taxes paid                          $    26,706       $    26,235
                                                      ===========       ===========

AMERUS LIFE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

SFAS No. 130

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," and restated prior years' financial statements to conform to the reporting standard. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in shareholders' equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

SFAS No. 131

         On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The provisions of SFAS No. 131 are of a reporting nature and have no impact on the financial position or results of operations of the Company, as the life insurance and annuity operation is the Company's only business segment.

SFAS No. 132

         In February 1998, the FASB adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 is effective for fiscal years beginning after December 31, 1997. SFAS No. 132 standardizes employers' disclosures about pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets to facilitate financial analysis, and eliminates certain irrelevant disclosures. The Company is currently evaluating the necessary changes to its related disclosures.

SOP No. 98-1

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the financial impact as well as the changes to its related disclosures.

SFAS No. 133

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. The Company is evaluating SFAS No. 133 and has not determined its effect on the consolidated financial statements.

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

(2)     CLOSED BLOCK

         Summarized financial information of the Closed Block balance sheet as of September 30, 1998 and December 31, 1997 and statements of income for the nine months and three months ended September 30, 1998 and 1997 are as follows (in thousands):


Assets:

                                           September 30, 1998     December 31, 1997
                                           ------------------    ------------------
                                             (Unaudited)
Fixed maturity securities, at fair value   $1,104,796                 $1,053,066
Short-term investments, at fair value           5,368                        660
Policy loans                                  179,066                    168,368
Other investments                              20,802                        591
Cash                                              102                         21
Accrued investment income                      14,381                     12,617
Premiums and fees receivable                    2,833                      3,591
Deferred policy acquisition costs             128,814                    143,765
Other assets                                   10,465                      9,169
                                           ----------                 ----------
                                           $1,466,627                 $1,391,848
                                           ==========                 ==========

Liabilities:
Future life and annuity policy benefits    $1,496,218                 $1,448,725
Policyowner funds                               7,449                      6,786
Accrued expenses                                2,540                      5,980
Dividends payable to policyowners             149,218                    135,985
Policy and contract claims                      5,607                      5,966
Other liabilities                              30,669                     19,990
                                           ----------                 ----------
                                           $1,691,701                 $1,623,432
                                           ==========                 ==========



                                                 Nine months ended         Nine months ended
                                                 September 30, 1998       September 30, 1997
                                                 ------------------       ------------------
                                                    (Unaudited)              (Unaudited)
Revenues and Expenses:

Insurance premiums                                  $ 147,250                  $ 153,610
Universal life and annuity
         product charges                               10,531                     10,762
Net investment income                                  87,486                     81,384
Realized gains on investments                           8,587                       (192)
Policyowner benefits                                 (147,988)                  (155,116)
Underwriting, acquisition, and
         insurance expenses                            (4,196)                    (4,096)
Amortization of deferred policy
         acquisition costs on policies produced       (20,598)                   (20,357)
Dividends to policyowners                             (57,036)                   (44,343)
                                                    ---------                  ---------
Contribution from the Closed Block
         before income taxes                        $  24,036                  $  21,652
                                                    =========                  =========




                                                      Three months ended    Three months ended
                                                      September 30, 1998    September 30, 1997
                                                      ------------------    ------------------
                                                         (Unaudited)          (Unaudited)
Revenues and Expenses:

Insurance premiums                                        $ 47,318            $ 48,616
Universal life and annuity
         product charges                                     3,265               3,878
Net investment income                                       30,147              27,106
Realized gains on investments                                  410                 797
Policyowner benefits                                       (48,616)            (49,857)
Underwriting, acquisition, and
         insurance expenses                                 (1,310)             (1,275)
Amortization of deferred policy
         acquisition costs on policies produced             (7,780)             (6,246)
Dividends to policyowners                                  (16,234)            (14,777)
                                                          --------            --------
Contribution from the Closed Block
         before income taxes                              $  7,200            $  8,242
                                                          ========            ========


(3)      DEBT AND CAPITAL SECURITIES

         Debt consists of the following (in thousands):


                                                            September 30,       December 31,
                                                                1998                1997
                                                             ------------       ------------
                                                             (Unaudited)
Federal Home Loan Bank community investment
    long-term advances with a weighted
    average interest rate of 5.7%
    at September 30, 1998                                       $ 16,149         $ 16,435
Revolving credit agreement                                          --            250,000
Senior Notes bearing interest at
    6.95% due June 2005                                          125,000             --
                                                                --------         --------
                                                                $141,149         $266,435
                                                                ========         ========


         On June 16, 1998, the Company issued $125,000,000 of 6.95% senior notes due June 15, 2005. The proceeds of the offering were utilized to pay down amounts owing under the revolving credit agreement and the commitment under that credit facility was reduced from $250 million to $150 million.


         Capital Securities consist of the following (in thousands):



                                         September 30,      December 31,
                                              1998              1997
                                         -------------     -------------
                                          (Unaudited)
AmerUs Capital I 8.85% Capital
   Securities Series A due
   February 1, 2007                          $ 86,000          $ 86,000

AmerUs Capital II 7.00% Adjustable
   Conversion-rate Equity Security
   Units due July 27, 2003                    144,963              --
                                             --------          --------
                                             $230,963          $ 86,000
                                             ========          ========


         In August 1998, the Company completed the public offering of 4,592,900 units of 7% Adjustable Conversion-rate Equity Security Units through a wholly-owned subsidiary trust, AmerUs Capital II. The unit price was $31.5625 with net proceeds to the Company of $141,121,904. Each unit consists of a forward common stock purchase contract and a quarterly income preferred security bearing interest at 6.86% and due July 27, 2003. The Company is obligated to mandatorily redeem the capital securities on July 27, 2003.

     For an additional discussion of the terms of the other above indebtedness and capital securities, refer to the Company's consolidated financial statements as of December 31, 1997.

(4)      FEDERAL INCOME TAXES

         The effective income tax rate for the period ending September 30, 1998 was lower than the prevailing corporate rate primarily as a result of earned low income housing and historic rehabilitation credits which totaled $3.8 million and $.9 million for nine months and three months ended September 30, 1998, respectively.

(5)      COMMITMENTS AND CONTINGENCIES

         AmerUs Life Insurance Company ("AmerUs Life") and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company ("AVLIC"), cannot meet its policyholder obligations. At September 30, 1998, AVLIC had statutory assets of $1,597.3 million, liabilities of $1,553.2 million, and surplus of $44.1 million.

(6)      RELATED PARTY TRANSACTIONS

         AmerUs Life has a master agreement of purchase and sale with AmerUs Home Equity, and previously had a similar arrangement with AmerUs Bank, whereby AmerUs Life agrees to purchase whole loans from AmerUs Home Equity from time to time. AmerUs Life also has a loan servicing agreement with AmerUs Home Equity and previously had a similar agreement with AmerUs Bank, whereby AmerUs Home Equity acts as servicer of the loans and receives a servicing fee ranging from 50 to 58 basis points of the outstanding principal balances of the loans. During the nine months ended September 30, 1998, AmerUs Life purchased loans with a total outstanding principal balance of $138.8 million at a $8.5 million premium from either AmerUs Home Equity or AmerUs Bank. Both agreements with AmerUs Bank were terminated on July 31, 1998. AmerUs Home Equity is a wholly-owned subsidiary of AmerUs Group Co.

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

AmerUs Life Holdings, Inc.                                    September 30, 1998

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENT

         Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward- looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products;
(6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies; (8) ratings assigned to the Company's insurance subsidiaries by independent rating organizations such as A.M. Best Company ("A.M. Best"), which the Company believes are particularly important to the sale of annuity and other accumulation products; (9) the Company's ability to successfully complete its year 2000 remediation efforts and
(10) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

Overview

         The Company is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and small businesses in 49 states, the District of Columbia and the US Virgin Islands. The Company's primary product offerings consist of whole life, universal life and term life insurance policies and fixed annuities. Since April 1, 1996 the Company has been a party to the Ameritas Joint Venture with Ameritas Life Insurance Corp., through which it markets fixed annuities and sells variable annuities and variable life insurance products.

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

Sales

         The following table sets forth information regarding the Company's sales activity by product:

                                               Sales Activity by Product
                                       For the Nine                   For the Three
                                       Months Ended                   Months Ended
                                      September 30,                   September 30,
                                 ------------------------       -------------------------
      ($ in thousands)             1998            1997           1998             1997
                                 --------        --------       ---------        --------
Individual life insurance:
Participating whole life         $ 13,008        $ 12,409        $  4,534        $  3,806
Universal life                      7,297           5,789           2,972           2,123
Term life                           4,576           3,302           1,482           1,546
                                 --------        --------        --------        --------
Total life insurance (A)         $ 24,881        $ 21,500        $  8,988        $  7,475
                                 ========        ========        ========        ========

Annuities (B)                    $564,944        $ 37,515        $175,213        $ 11,904
                                 ========        ========        ========        ========



(A)     Direct first year annualized premiums
(B)     Direct collected premiums

         Life insurance sales as measured by annualized premiums increased by $3.4 million, or 15.7%, for the nine months, and increased by $1.5 million, or 20.2%, for the three months ended September 30, 1998, from the same periods in 1997. As a result of the introduction of new term products during the first quarter of 1997 and the introduction of three new term plans in January, 1998, sales of term life insurance products during the first nine months of 1998 increased by $1.3 million or 38.6%, from the same period in 1997 and were nearly level for the third quarter with the same period in 1997. Sales of universal life insurance increased by $1.5 million and by $0.8 million for the nine months and three months ended September 30, 1998, respectively, from the same periods in 1997. Increased sales of universal life are attributable to the introduction of a new second-to-die universal life product during the third quarter of 1997. Sales of participating whole life insurance increased during the third quarter of 1998 and for the first nine months of 1998 are 4.8% higher than the first nine months of 1997. The large growth in annuity sales for the nine months and three months ended September 30, 1998 is attributable to acquisitions in the fourth quarter of 1997. Annuity sales for the first nine months of 1998 include $69.6 million and $465.8 million from Delta Life Corporation ("Delta") and AmVestors Financial Corporation ("AmVestors"), respectively. Annuity sales for the quarter ended September 30, 1998 include $24.4 million and $143.5 million from Delta and AmVestors, respectively.

Premium Receipts

         The following table sets forth the Company's collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:

                                                             Collected Premiums by Product
                                             For the Nine Months Ended     For the Three Months Ended
                                                  September 30,                  September 30,
                                             -------------------------     --------------------------
($ in thousands)                                1998          1997            1998           1997
                                             ---------    ------------     ---------    -------------
Direct individual life premiums collected:

         Traditional life:
                  First year & single        $  60,097       53,850        $  20,795     $  18,009
                  Renewal                      129,373      124,778           42,400        41,075
                                             ---------    ---------        ---------     ---------
                           Total               189,470      178,628           63,195        59,084
                                             ---------    ---------        ---------     ---------
         Universal life:
                  First year & single           13,757       10,366            5,024         3,374
                  Renewal                       55,303       56,013           17,895        18,428
                                             ---------    ---------        ---------     ---------
                           Total                69,060       66,379           22,919        21,802
                                             ---------    ---------        ---------     ---------

                  Total direct life            258,530      245,007           86,114        80,886

         Reinsurance assumed                       770        1,292              362           478
         Reinsurance ceded                     (11,065)      (9,739)          (5,642)       (4,813)
                                             ---------    ---------        ---------     ---------
         Total individual life,
                  net of reinsurance           248,235      236,560           80,834        76,551
                                             ---------    ---------        ---------     ---------

Direct annuity premiums collected:
         Individual                            563,362       37,515          174,686        11,904
         Group                                   1,582         --                527          --
                                             ---------    ---------        ---------     ---------
                  Total annuities              564,944       37,515          175,213        11,904

         Reinsurance ceded                      (1,205)        (336)            (147)          (55)
                                             ---------    ---------        ---------     ---------
         Total annuities, net
                  of reinsurance               563,739       37,179          175,066        11,849
                                             ---------    ---------        ---------     ---------
Other collected premiums, net
                  of reinsurance                  (508)          14             (149)         (105)
                                             ---------    ---------        ---------     ---------
Total collected premiums,
         net of reinsurance                  $ 811,466    $ 273,753        $ 255,751     $  88,295
                                             =========    =========        =========     =========


         Annuity premiums, net of reinsurance, for the nine months and three months ended September 30, 1998, include $534.4 million and $167.9 million, respectively, from Delta and AmVestors, in the aggregate.

Life Insurance and Annuities in Force

         The following table sets forth information regarding the Company's life insurance and annuities in force for each date presented:



                                                                        Life Insurance and Annuities in Force

                                                                                 As of September 30,
                                                                              -------------------------
($ in thousands)                                                                 1998           1997
                                                                              -----------   -----------
         Individual life insurance:
            Traditional life
                  Number of policies                                              255,003       251,208
                  GAAP life reserves                                          $ 1,530,802   $ 1,280,065
                  Face amounts                                                $19,116,000   $17,464,000
            Universal life
                  Number of policies                                              115,667       118,043
                  GAAP life reserves                                          $   887,720   $   843,770
                  Face amounts                                                $12,136,000   $12,043,000
            Total life insurance
                  Number of policies                                              370,670       369,251
                  GAAP life reserves                                          $ 2,418,522   $ 2,123,835
                  Face amounts                                                $31,252,000   $29,507,000
         Annuities:
                  Number of policies                                              186,079        50,904
                  GAAP reserves                                               $ 6,115,594   $ 1,267,211
         Group life insurance:
                  Number of lives                                                  12,184        29,781
                  Face amounts                                                $   243,000   $   878,000


Included in the September 30,1998 annuity amounts are approximately 150,000 policies and $5.0 billion of GAAP reserves from Delta and AmVestors. The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

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



                                                  For the Nine Months Ended            For the Three Months Ended
                                                        September 30,                       September 30,
                                                  --------------------------           --------------------------
                                                    1998             1997                1998             1997
                                                  --------        ----------           --------         ---------
(In thousands, except per share amounts)

Net income                                        $ 49,482          $ 45,497           $  6,862         $ 16,475

Net realized (gains) losses
     on investments (A)                              3,580            (9,307)             7,003           (3,567)

Amortization of deferred policy
     acquisition costs due to
     realized gains or losses (B)                     (913)              595             (1,754)              43

                                                  --------          --------           --------         --------

Adjusted operating income                         $ 52,149          $ 36,785           $ 12,111         $ 12,951
                                                  ========          ========           ========         ========

Adjusted operating income per common share (C):
          Basic                                   $   1.52          $   1.59           $   0.36         $   0.56
          Diluted                                 $   1.50          $   1.59           $   0.36         $   0.56


(A) Represents non-core realized gains or losses on investments adjusted for income taxes on such amounts. Realized gains may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Represents amortization of deferred policy acquisition costs related to non-core realized gains or losses adjusted for income taxes on such amount.

(C) Basic adjusted operating income per common share for the nine months ended and three months ended September 30, 1998 is calculated using
         34.4 million and 33.7 million weighted average shares of common stock outstanding, respectively. Diluted adjusted operating income per common share for the nine months ended September 30, 1998 is calculated using
         34.7 million weighted average shares outstanding. Diluted adjusted operating income per common share for the three months ended September 30, 1998 is calculated using 34.0 million weighted average shares of common stock outstanding. The basic and diluted adjusted operating income per common share for the nine months and three months ended September 30, 1997 is calculated using 23.2 million shares of common stock outstanding.


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

RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

A summary of the Company's revenues follows:


                                             For the Nine Months     For the Three Months
                                              Ended September 30,     Ended September 30,
                                             ---------------------   ----------------------
($ in thousands)                               1998         1997       1998         1997
                                             ----------  ---------   ---------    ---------
Insurance premiums
       Traditional life insurance premiums   $  35,586   $  20,218   $  13,342    $   7,753
      Immediate annuity and
               supplementary contract
               premiums                         25,535      13,196       9,216        4,801
      Other premiums                               247         108          84           40
                                             ---------   ---------   ---------    ---------

       Total insurance premiums                 61,368      33,522      22,642       12,594

Universal life product charges                  34,721      33,601      11,440       10,598
Annuity product charges                         19,566         731       8,595          323
                                             ---------   ---------   ---------    ---------
               Total product charges            54,287      34,332      20,035       10,921

Net investment income                          375,991     149,774     115,997       50,548
Realized gains on investments                    2,390      14,510      (8,393)       4,987
Contribution from the Closed Block              24,036      21,652       7,200        8,242
                                             ---------   ---------   ---------    ---------
               Total revenues                $ 518,072   $ 253,790   $ 157,481    $  87,292
                                             =========   =========   =========    =========


         Insurance premiums and product charges increased by $47.8 million, or 70.4%, for the nine months and increased by $19.2 million, or 81.7%, for the three months ended September 30, 1998 from the same periods in 1997. Included in the 1998 increases were $29.4 million and $12.9 million of insurance premiums and product charges from Delta and AmVestors combined, for the nine month and three month periods, respectively. Insurance premiums increased by $27.8 million for the nine month period and by $10.0 million for the three month period ended September 30, 1998, compared to the same periods ended September 30, 1997. Included in the increased insurance premiums in 1998 were $10.8 million and $4.5 million in aggregate from Delta and AmVestors for the nine months and three months ended September 30, 1998, respectively. Traditional life insurance premiums increased by $15.4 million for the nine months and increased by $5.6 million for the three months as a result of continued growth in renewal premiums on traditional life insurance policies not included in the Closed Block (as defined below), and increased sales in 1998 for both periods. Immediate annuity deposits and supplementary contract premiums were $12.3 million higher for the nine months and $4.4 million higher for the three months ended September 30, 1998 compared to the same periods in 1997, with $10.4 million and $4.4 million in aggregate from Delta and AmVestors included in the 1998 nine month and three month periods, respectively. The increased premiums, exclusive of Delta and AmVestors, for the nine month period were primarily due to higher sales of immediate annuities.

         Universal life product charges increased by $1.1 million and by $.8 million for the nine months and three months ended September 30, 1998, respectively, in large part due to increased cost of insurance charges primarily as a result of the normal aging of the block of business.

         Annuity product charges increased by $18.8 million and by $8.3 million for the nine months and three months ended September 30, 1998, respectively, due to the inclusion of $18.5 million and $8.3 million of annuity product charges in aggregate from Delta and AmVestors for the 1998 nine month and three month periods, respectively.

         Net investment income increased by $226.2 million for the nine months and increased by $65.4 million for the three months ended September 30, 1998 from the same periods in 1997. These increases resulted from the additional investment income generated by Delta and AmVestors of $241.0 and $78.1 million, on a combined basis, for the nine and three month periods ended September 30, 1998, respectively. The impact of the acquisitions was partially offset by decreases in net investment income at AmerUs Life due to a decrease in average invested assets (excluding market value adjustments and the Closed Block) and lower investment yields during the respective periods. Average invested assets at AmerUs Life as of September 30, 1998 decreased by approximately $111 million from year end 1997. The decrease in average invested assets was primarily due to the continued decline in deferred annuity reserves at AmerUs Life as substantially all new sales of deferred annuities are made through Ameritas Variable Life Insurance Company. Investment yields at AmerUs Life declined from 7.13% for the nine months ended September 30, 1997 to 6.82% for the nine months ended September 30, 1998. The decline in value on hedge funds and long-term private partnership investments accounted for 36 basis points of the decline. In the absence of the decline in value of these alternative investments, the investment yield of the core portfolio would have increased 5 basis points to 7.18%.

         Net investment income included a decline in value from hedge funds and long-term investment partnerships of $5.9 million and $9.5 million for the nine months and three months ended September 30, 1998, respectively. Partially offsetting these declines were call premiums of $3.6 million and $1.3 million for the nine month and three month periods ending September 30, 1998, respectively.

         Realized gains on investments were $2.4 million for the first nine months of 1998 with realized (losses) of $8.4 million for the third quarter of 1998, compared to realized gains of $14.5 million and $5.0 million, for the nine months and three months ended September 30, 1997, respectively. The third quarter 1998 realized losses were the result of a $6.6 million loss from the liquidation of certain emerging market investments and an increase of $1.0 million in the allowance for losses on mortgage loans. Unrealized gains on the portfolio increased by more than $40 million to a total of $214.5 million during the third quarter of 1998. Gains on the convertible debt securities considered to be a part of core operating earnings were $7.9 million and $2.4 million for the nine months and three months ended September 30, 1998, respectively.

         The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

         The Contribution from the Closed Block was $24.0 million and $7.2 million for the nine months and three months ended September 30, 1998, respectively. The following table sets forth the operating results of the Closed Block for the periods indicated.



                                              For the Nine              For the Three
                                              Months Ended              Months  Ended
                                              September 30,             September 30,
                                           ---------------------    -----------------------
($ in thousands)                              1998       1997         1998        1997
                                           ----------  ---------    ---------   -----------
Revenues
         Insurance premiums                $ 147,250   $ 153,610    $  47,318   $  48,616
         Product charges                      10,531      10,762        3,265       3,878
         Net investment income                87,486      81,384       30,147      27,106
         Realized gains (losses)
                  on investments               8,587        (192)         410         797
                                           ---------   ---------    ---------   ---------
         Total revenues                    $ 253,854   $ 245,564    $  81,140   $  80,397


Benefits and expenses
         Policyowner benefits                147,988     155,116       48,616      49,857
         Underwriting, acquisition and
                  insurance expenses           4,195       4,096        1,309       1,275
         Amortization of deferred policy
                  costs                       20,598      20,357        7,780       6,246
         Dividends to policyowners            57,037      44,343       16,235      14,777
                                           ---------   ---------    ---------   ---------
         Total benefits and expenses         229,818     223,912       73,940      72,155
                                           ---------   ---------    ---------   ---------
Contribution from the Closed Block         $  24,036   $  21,652    $   7,200   $   8,242
                                           =========   =========    =========   =========


         Closed Block insurance premiums decreased by $6.4 million for the nine months and by $1.3 million for the three months ended September 30, 1998. The decrease in insurance premiums is consistent with the reduction of the Closed Block's life insurance in force that is expected to continue over the life of the block. Net investment income for the Closed Block increased by $6.1 million for the nine months and by $3.0 million for the three months ended September 30, 1998 due primarily to an increase in average invested assets (excluding market value adjustments).

         Realized gains on investments of the Closed Block were $8.8 million higher for the nine months and $0.4 million lower for the three months ended September 30, 1998 as compared to the same periods in 1997. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

         Closed Block policyowner benefits decreased by $7.1 million and $1.2 million for the nine months and three months ended September 30, 1998, respectively, primarily due to the reduction of life reserves which is consistent with the reduction of the Closed Block's life insurance in force that is expected over the life of the block. The amortization of deferred policy acquisition costs for the Closed Block increased by $0.2 million for the nine months and increased by $1.5 million for the three months ended September 30, 1998. Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capitalized gains. Increased gross margins in the Closed Block in 1998 for both the nine month and three month periods resulted in increased amortization of deferred policy acquisition costs in 1998.

         Closed Block dividends to policyowners increased by $12.7 million for the nine months and by $1.5 million for the three months ended September 30, 1998. The increase for the nine month period was primarily due to the increase in the deferred dividend liability resulting from increased realized capital gains and lower policyowner benefits during the period, while the increase for the three month period was primarily due to the normal aging of the block of business.

         A summary of the Company's policyowner benefits follows:


                                                 For the Nine           For the Three
                                                 Months Ended           Months Ended
                                                 September 30,          September 30,
                                             ---------------------   -----------------------
($ in thousands)                              1998          1997       1998          1997
                                             ---------   ---------   ---------    ----------
Traditional life insurance
         Death benefits                      $   2,643   $   1,032   $   1,603    $     333
         Change in liability for
                  future policy benefits
                  and other policy
                  benefits                      23,130      14,555       8,842        4,854
                                             ---------   ---------   ---------    ---------
         Total traditional life
                  insurance benefits            25,773      15,587      10,445        5,187

Universal life insurance
         Death benefits in excess of
                  cash value                    12,582      14,284       4,906        4,189
         Interest credited on policyowner
                  account balances              26,534      24,623       8,962        7,938
         Other policy benefits                   2,122       2,417        (116)         795
                                             ---------   ---------   ---------    ---------
         Total universal life
                  insurance benefits            41,238      41,324      13,752       12,922

Annuities
         Interest credited to deferred
                  annuity account balances     220,292      45,281      72,979       14,756

         Other annuity benefits                 46,204      27,078      17,977        9,842
                                             ---------   ---------   ---------    ---------
                  Total annuity benefits       266,496      72,359      90,956       24,598

Miscellaneous benefits                           1,083         446         151           11
                                             ---------   ---------   ---------    ---------
         Total policyowner benefits          $ 334,590   $ 129,716   $ 115,304    $  42,718
                                             =========   =========   =========    =========


         Total policyowner benefits increased by $204.9 million for the nine months and increased by $72.6 million for the three months ended September 30, 1998 from the same periods in 1997. Included in policyowner benefits were $200.7 million for the nine months and $69.3 million for the three months in the aggregate from Delta and AmVestors primarily consisting of interest credited to deferred annuity account balances. Traditional life insurance benefits increased by $10.2 million for the nine month period and increased by $5.3 million for the three month period primarily due to the continued growth of traditional life insurance business in force not included in the Closed Block.

         Universal life insurance benefits decreased by $0.1 million for the nine months ended September 30, 1998 from the same period in 1997 primarily as a result of decreased death benefits as a result of lower mortality, largely offset by increased interest credited on account values. Universal life insurance benefits increased by $0.8 million for the three months ended September 30, 1998 from the same period in 1997 primarily as a result of increased death benefits as a result of higher mortality.

         Annuity benefits increased by $194.1 million for the nine months and by $66.4 million for the three months ended September 30, 1998 from the same periods in 1997. Included in the nine month and three month 1998 amounts were $198.2 million and $68.7 million, respectively, of aggregate annuity benefits for Delta and AmVestors. In the aggregate, interest rates being credited to all annuity portfolios within the Company have decreased 17 basis points from year end 1997. The annuity portfolios have decreased from $6.13 billion in account value at December 31, 1997 to $6.12 billion at September 30, 1998. The increase in other annuity benefits for the nine months and three months ended September 30, 1998 from the same periods in 1997 is primarily due to the inclusion of Delta's and AmVestors' activity related to immediate annuity and supplementary contract business.

         A summary of the Company's expenses follows:


                                              For the Nine              For the Three
                                              Months Ended              Months Ended
                                              September 30,             September 30,
                                         -----------------------   -----------------------
($ in thousands)                            1998         1997         1998         1997
                                         ----------   ----------   ----------   ----------
Commission expense, net of
         deferrals                       $    7,927   $    6,415   $    2,340   $    2,334
Other underwriting, acquisition and
         insurance expenses, net of
         deferrals                           48,253       29,099       15,391       10,742
Amortization of deferred policy
         acquisition costs on policies
         purchased or produced               38,848       16,767        8,160        5,794
                                         ----------   ----------   ----------   ----------
         Total expenses                  $   95,028   $   52,281   $   25,891   $   18,870
                                         ==========   ==========   ==========   ==========


         Commission expense, net of deferrals increased by $1.5 million for the nine months and was level for the three months ended September 30, 1998 compared to the same periods a year ago. Included in the 1998 amounts were $1.0 million for the nine month period and $0.4 million for the three month period of commission in aggregate from Delta and AmVestors.

         Other underwriting, acquisition and insurance expenses, net of deferrals, increased by $19.2 million and $4.6 million for the nine months and three months ended September 30, 1998, respectively. Expenses exclusive of Delta and AmVestors were $0.2 million higher for the nine months and $1.1 million lower for the three months ended September 30, 1998. Lower employee benefit and postretirement costs along with higher consulting in the third quarter of 1997, were responsible for the favorable expense results in 1998. These lower expenses were partially offset by Year 2000 initiatives and the establishment of a $1.2 million litigation reserve for a proposed settlement of a class action lawsuit. See Part II, Item 1. Legal Matters for a discussion of this proposed settlement.

         The amortization of deferred policy acquisition costs on policies purchased or produced increased by $22.1 million for the nine months and increased by $2.4 million for the three months ended September 30, 1998, from the same periods in 1997. Included in the 1998 amounts were $23.4 million for the nine months and $8.5 million for the three months ended September 30, 1998, including amortization of policies purchased of $21.9 million and $7.9 million for the respective periods, for Delta and AmVestors combined. Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capital gains or losses. For the three months ended September 30, 1998, reduced gross margins at AmerUs Life due to lower realized capital gains, lower investment margins, and lower mortality margins resulted in reduced amortizations in 1998 for the quarter, largely offsetting the higher amortizations in 1998 reflected through the first six months.

         Income from operations increased by $15.9 million to $86.8 million for the nine months and decreased by $9.7 million to $15.4 million for the three months ended September 30, 1998, respectively, with the acquisitions of Delta and AmVestors resulting in a $33.1 million and $8.3 million increase for the respective periods in 1998. Reduced investment income and realized losses were primarily responsible for the decrease in income from operations, exclusive of Delta and AmVestors for the nine months and for the three months ended September 30,1998 compared to the same periods a year ago. Excluding Delta and AmVestors, realized gains through nine months of 1997 were $14.5 million compared to realized losses of $4.6 million for the first nine months of 1998. Realized gains for the three month period ended September 30,1997 were $5.0 million compared to realized losses of $9.8 million for the third quarter of 1998.

         Interest expense increased by $10.7 million to $19.6 million for the nine months and by $4.0 million to $7.0 million for the three months ended September 30, 1998. The increased interest expense in both periods was primarily due to increased debt levels resulting from the 1997 fourth quarter acquisitions of Delta and AmVestors.

         Income tax expense increased by $1.6 million to $19.3 million for the nine months and decreased by $4.2 million for the three months ended September 30, 1998 as compared to the same periods in 1997. The effective tax rate for the nine month period of 1998 was 28.7% compared to 28.5% for the same period in 1997. The favorable effective tax rate is due to tax credits generated on affordable housing and historic rehabilitation investments. Tax credits were $3.8 million and $.9 million for the nine months and three months ended September 30, 1998, respectively.

         Net income increased by $4.0 million to $49.5 million for the nine months and decreased by $9.6 million to $6.9 million for the three months ended September 30, 1998 compared to the same periods in 1997, with the acquisitions of Delta and AmVestors adding $21.8 million and $5.5 million in the 1998 respective periods. Net income exclusive of Delta and AmVestors decreased for the nine months and three months ended September 30, 1998 due to lower realized gains, lower investment earnings and higher interest expense than for the same periods in 1997.

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

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life and Annuity Company ("Delta Life") may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Commissioner to pay any dividend that would exceed certain statutory limitations. The current statutory limitation is the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 1997 results, AmerUs Life and Delta Life would be able to pay approximately $58 million and $8 million, respectively, in dividends in 1998 without obtaining the Iowa Commissioner's approval. The payment of dividends by American Investors Life Insurance Company, Inc. ("American") and Financial Benefit Life Insurance Company ("FBL") (together "AmVestors' Subsidiaries") is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. During the first nine months of 1998, AmerUs Life paid the Company $40 million in dividends. In July 1998, AmVestors Subsidiaries paid $27.3 million in dividends. Based upon the cumulative limitations, the Company's subsidiaries could pay an estimated $26 million in additional dividends in 1998 without obtaining regulatory approval.

     On October 23, 1997, the Company entered into a $250 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility") to be used to replace its then existing revolving credit facility, to finance the acquisition of Delta, to finance permitted mergers and acquisitions and for other general corporate purposes. The Bank Credit Facility was secured by a pledge of approximately 49.9% of the outstanding common stock of AmerUs Life, 100% of the outstanding common stock of Delta and a $50 million 9% surplus note payable to the Company by AmerUs Life. The Company completed a $125 million senior note offering in June 1998, of which the proceeds were utilized to pay down the revolving credit facility. As a result, the commitment under the facility was reduced to $150 million and all collateral was released. As of September 30, 1998, there was no outstanding loan balance under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its life insurance subsidiaries to maintain certain ratings from A.M. Best and certain levels of adjusted capital and surplus and risk-based capital.

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

         During the third quarter of 1998, the Company purchased 2,711,000 shares of common stock for the treasury for a total cost of $74.9 million.

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

     The Company and its subsidiaries generated cash flows from operating activities of $357.8 million and $143.9 million for the nine months ended September 30, 1998 and 1997, respectively. Excess operating cash flows were primarily used to increase the Company's fixed maturity investment portfolio.

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

     The Company takes into account asset-liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at September 30, 1998 (dollars in millions):

Not subject to discretionary withdrawal                   $    367.2

Subject to discretionary withdrawal with adjustments:
         Specified surrender charges (A)                     4,041.0
         Market value adjustments                            1,263.5
                                                          ----------
         Subtotal                                            5,304.5
                                                          ----------
Subject to discretionary withdrawal without adjustments      1,387.9
                                                          ----------
Total                                                     $  7,059.6
                                                          ==========


(A) Includes $1,299.9 million of liabilities with a contractual surrender charge of less than five percent of the account balance.

     Through its membership in the Federal Home Loan Bank ("FHLB") of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. Interest is payable at a current rate at the time of any advance. As of September 30, 1998, AmerUs Life had a $25.0 million open secured line of credit against which there were no borrowings. In addition to the line of credit, AmerUs Life has long-term advances from the FHLB outstanding of $16.1 million at September 30, 1998.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments or borrowings collateralized by their investment portfolios. The Company's investment portfolio as of September 30, 1998 had a carrying value of $8.9 billion, including Closed Block investments. As of September 30, 1998, fixed maturity securities were $7.6 billion, or 85.4% of invested assets, with public and private fixed maturity securities constituting $7.2 billion, or 94.7%, and $399.2 million, or 5.3%, of total fixed maturity securities, respectively.

     At September 30, 1998, the statutory surplus of AmerUs Life, Delta Life, American and FBL were approximately $278.6 million, $86.3 million, $103.7 million and $29.7 million, respectively. The Company believes that these levels of statutory capital are more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

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

YEAR 2000 COMPLIANCE

         As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value "2000." Many existing application software products were designed to accommodate only a two digit date position which represents the year (e.g., the number "95" is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., "99") is the maximum date value many information technology ("IT") systems will be able to process accurately.

         The Company formed a year 2000 working group to address potential problems posed by this development to assure that the Company is prepared for the year 2000. The Company's overall year 2000 compliance initiatives include the following components: (i) assessment of all business critical systems (business critical systems includes computer and embedded systems); processes and external interfaces and dependencies; (ii) remediation or upgrading of business critical systems; (iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning.

         The Company has made significant progress in accomplishing the necessary modifications and conversions to deal with Year 2000 issues. The Year 2000 Project has four main components: IT Systems, Non-IT Systems, Business Partners and Contingency Planning.

         The IT Systems Project has been organized into three phases as follows: inventory, remediation/replacement and integrated testing. The inventory phase is complete. Because mainframe systems are a major part of our Year 2000 Project, work on these systems began in 1996. Mainframe remediation efforts are more than 75% complete, and this work is scheduled for completion in the first quarter of 1999. Work on personal computer and network systems began in early 1998, and the remediation/replacement phase for these systems is about 50% complete. This work is scheduled for completion in the second quarter of 1999. The Company has been testing individual systems as part of its remediation effort, and is planning to begin full system integration testing in the fourth quarter of 1998. Completion is scheduled for the end of the second quarter of 1999.

         Non-IT Systems include administrative systems such as faxes and phone systems. Facilities also contain non-IT systems such as elevators, heating and cooling systems and security systems. Work on these embedded systems began in 1998; this project is more than 50% complete. The scheduled completion date is the second quarter of 1999.

         All entities with which the Company does business are part of the Business Partners component of the Year 2000 Project. The Company has completed an inventory of business partners, and has identified the significance of various partners to the Company's business. Correspondence has been initiated with business partners to ascertain their Year 2000 readiness, and plans are being made for actions to be taken based on responses received. These actions will vary depending on the level of significance each business partner has to the Company and its subsidiaries. This project is scheduled for completion in the second or third quarter of 1999.

         Despite efforts to address all Year 2000 needs in a timely and effective manner, there are risks that the time frames set forth above may not be met and that some Year 2000 effects may cause operational difficulties for the Company. Some causes of these risks are the potential for unanticipated complications in making Year 2000 modifications, the possibility of oversights in the remediation process, and the difficulty of hiring and retaining IT personnel in the current business environment. While the Company does not expect any such operational difficulties to be material, the potential for these occurrences cannot be fully assessed at this time. For these reasons, the Company is in the process of developing contingency plans to cover the risk of non-compliance due to Year 2000 failures in Company systems or those of its business partners. Contingency Planning will include an identification of critical business processes and development of alternative methods of carrying them out in the event of any system failure. This effort is scheduled for completion in the third quarter of 1999.

         During the second quarter of 1998 the Company engaged an independent IT consulting firm to review its Year 2000 Project plans, priorities and processes. This review considered the Company's efforts as compared to industry "best practices." This review verified the appropriateness of the Company's Year 2000 Project and provided additional direction for its continuation.

         Total estimated costs associated with Year 2000 modifications and conversions are in a range of $5 to $7 million. These costs are expensed as incurred. Through September 30, 1998, the Company has incurred $2.5 million in Year 2000 expenses to date, and $2.8 million since the beginning of the Year 2000 Project.

  PART II - OTHER INFORMATION

  ITEM 1.  LEGAL MATTERS.

         The Company, AmerUs Life and their direct and indirect majority shareholders AmerUs Group and American Mutual Holding Company ("collectively "AmerUs"), are defendants in a class action lawsuit, Bhat v. AmerUs Life Insurance Company, which was filed in December 1996 in the United States District Court for the Northern District of California. The complaint, as amended in 1998, alleges that the defendants breached the terms of certain universal life policies, breached certain other duties owed to policyowners and violated RICO in setting their cost of insurance rates and credited interest rates. These allegations include a claim that the defendants passed an increase in corporate income taxes (known as the deferred acquisition cost, or DAC, tax) through to owners of those policies. The plaintiff, an insured under a universal life policy issued by AmerUs Life, seeks unspecified actual and punitive damages and injunctive relief on behalf of himself and all similarly situated policyowners of AmerUs Life with universal life insurance policies. AmerUs denies the allegations contained in the complaint, including the existence of a legitimate class. An earlier companion case filed in the same court in June 1996 was dismissed in October 1997. This litigation has been vigorously defended by AmerUs Life.

         The parties have engaged in settlement negotiations and have agreed to a nationwide class settlement of certain contract and related issues for a substantial block of the Company's life insurance policies. A final definitive agreement has not been reached, and certain issues remain unresolved. Even if such an agreement is reached, the court will have to approve its terms. Should a settlement satisfactory to the Company not be reached or not be approved, the Company would continue to vigorously defend against the claims asserted.

         Due to the potential that a settlement may be reached in this case, the Company has incurred a charge to income for the first nine months of 1998. Based upon its current estimates of the costs associated with the settlement, the Company has established a reserve of $1.2 million.

         In recent years, numerous life insurance companies have been named as defendants in class action lawsuits related to life insurance pricing and sales practices. A number of these lawsuits have resulted in substantial settlements. In September 1998, AmerUs Life was named as a defendant in another such purported class action lawsuit asserting claims related to pricing practices on a substantial block of its policies. Given the uncertain nature of litigation, the early stage of this litigation and the limited amount of current information, the outcome of this action cannot be predicted with certainty at this time. However, AmerUs Life believes that the claim is without merit and that in any case the ultimate outcome of this litigation will not be material.

         Despite the Company's vigorous defense of these class action lawsuits or other future proceedings and its denial of any wrongdoing, there can be no assurance that the outcome of this type of lawsuit will not have a material adverse effect on the Company's results of operations.

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

         (b) The following report on Form 8-K was filed during the quarter ended September 30, 1998:

                  (i)  None.

  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  DATED: November 12, 1998            AMERUS LIFE HOLDINGS, INC.



                                         By    /s/ Roger K. Brooks
                                               --------------------------------
                                               Chairman, President and Chief
                                               Executive Officer


                                         By    /s/ Michael G. Fraizer
                                               --------------------------------
                                               Senior Vice President -
                                               Controller and Treasurer
                                               (Principal Accounting Officer)

                   AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

  EXHIBIT NO.       DESCRIPTION
  -----------       -----------
   10.72            Consent dated as of May 20, 1998 to the Credit Agreement
                    dated as of October 23, 1997 among the Registrant, Various
                    Lender Institutions, the Co-Arrangers and The Chase
                    Manhattan Bank, as Administrative Agent.
   10.73            First Amendment dated as of May 30, 1997 to the Credit
                    Agreement dated as of October 23, 1997 among the Registrant,
                    Various Lender Institutions, the Co-Arrangers and The Chase
                    Manhattan Bank, as Administrative Agent.
   10.74            Second Amendment dated as of June 22, 1998 to the Credit
                    Agreement dated as of October 23, 1997 among the Registrant,
                    Various Lender Institutions, the Co-Arrangers and The Chase
                    Manhattan Bank, as Administrative Agent.
   10.75            Second Consent and Amendment dated as of October 2, 1998 to the Credit Agreement dated as of October 23, 1997 among the
                    Registrant, Various Lender Institutions, the Co-Arrangers
                    and The Chase Manhattan Bank, as Administrative Agent.
   10.76            MIP Deferral Plan dated as of September 1, 1998.
   11               Computation of Earnings per Share.
   27               Financial Data Schedule.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.