Form 10-K405
period 1998-12-31
AMERUS LIFE HOLDINGS INC
filed 1999-03-30
CIK 1022827

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998      Commission File Number: 0-21459

                           AMERUS LIFE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                                699 Walnut Street
                           Des Moines, Iowa 50309-3948
          (Address of principal executive offices, including zip code)

               IOWA                                         42-1459712
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

        Registrant's telephone number, including area code (515) 362-3600
                ------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of Class                              Name of Exchange on Which Registered
--------------                              ------------------------------------
Class A Common Stock (no par value)         New York Stock Exchange

7.00% Adjustable Conversion-rate Equity Security Units
issued by AmerUs Capital II, a subsidiary trust          New York Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:

                               Title of each class
                    8.85% Capital Securities, Series A issued
                     by AmerUs Capital I, a subsidiary trust

                          Class A Common Stock Warrants

                               6.95% Senior Notes

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ yes / / no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 2, 1999: $271,362,966.

Number of shares outstanding of each of the Registrant's classes of common stock
on March 2, 1999 was as follows:  Class A, Common Stock       25,434,573 shares
                                  Class B, Common Stock        5,000,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Notice of 1999 Annual Meeting of Shareholders and Proxy Statement
(incorporated into Part III)

                                TABLE OF CONTENTS

Part I
------

Item 1.   Business ..........................................................2
Item 2.   Properties .......................................................18
Item 3.   Legal Proceedings.................................................19
Item 4.   Submission of Matters to a Vote of Security Holders...............20

Part II
-------

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters ..............................................21
Item 6.   Selected Financial Data ..........................................24
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition................................27
Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk.......................................................59
Item 8.   Financial Statements and Supplementary Data.......................61
Item 9.   Changes in and disagreements with Accountants on
          Accounting and Financial Disclosure ..............................62

Part III
--------

Item 10.  Directors and Executive Officers of the Registrant................62
Item 11.  Executive Compensation  ..........................................62
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management........................................................62
Item 13.  Certain Relationships and Related Transactions ...................62

Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K ..............................................62

Index to Exhibits...........................................................63
Signatures .................................................................70
Index to Consolidated Financial Statements ................................F-1
Index to Consolidated Financial Statement Schedules........................S-1

SAFE HARBOR STATEMENT

         All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies;
(8) ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are particularly important to the sale of its products; (9) the Company's ability to successfully complete its Year 2000 remediation efforts and (10) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

PART I

ITEM 1.    BUSINESS

GENERAL

         AmerUs Life Holdings, Inc. (the Company) is an insurance holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 49 states, the District of Columbia and the U.S. Virgin Islands. The Company was formed in 1996 as a result of the creation of the first mutual insurance holding company in the United States, the American Mutual Holding Company (AMHC). AMHC owns 100% of AmerUs Group Co. (AmerUs Group), the Company's controlling shareholder. The Company's principal subsidiaries are AmerUs Life Insurance Company (AmerUs Life), Delta Life Corporation (Delta) and AmVestors Financial Corporation (AmVestors).

         AmerUs Life was originally incorporated in 1896 as a mutual insurance company under the name Central Life Assurance Society of the United States. Its name was changed to American Mutual Life Insurance Company in 1994 following the merger of American Mutual Life Insurance Company into Central Life Assurance Company. On June 30, 1996, American Mutual Life Insurance Company was converted into a stock life insurance company pursuant to a plan of reorganization involving the formation of AMHC (the Reorganization) and its name was changed to AmerUs Life. AmerUs Life is licensed to do business in all states except Connecticut, Maine, New Hampshire, and New York.

         On October 23, 1997, the Company acquired all of the outstanding capital stock of Delta for approximately $165 million in cash (the Delta Acquisition). The principal asset of Delta is its wholly-owned subsidiary, Delta Life and Annuity Company (Delta Life), an Iowa domiciled life insurance company formed in 1955 that is licensed in the District of Columbia and in all states except New York.

         On December 19, 1997, the Company acquired AmVestors in a stock exchange valued at approximately $350 million (the AmVestors Acquisition). AmVestors' principal operating subsidiaries are American Investors Life Insurance Company, Inc. (American), a Kansas domiciled life insurance company licensed in 48 states and the District of Columbia; and Financial Benefit Life Insurance Company (FBL), a Kansas domiciled life insurance company doing business in 40 states, the District of Columbia and the U.S. Virgin Islands.

         The Company also participates in a joint venture with Ameritas Life Insurance Corp. (Ameritas) (Ameritas Joint Venture) through AmerUs Life's 34% ownership interest in AMAL Corporation, a Nebraska corporation (AMAL). AMAL's operations are conducted through Ameritas Variable Life Insurance Company (AVLIC) and Ameritas Investment Corp., a registered broker-dealer (AIC), its two wholly-owned subsidiaries, which have been in business since 1983. AVLIC is licensed to conduct business in 46 states and the District of Columbia. AIC is a registered broker-dealer which is licensed to do business in all states except New York. AmerUs Life's partner in the Ameritas Joint Venture, Ameritas, is a Nebraska mutual life insurance company which has been in existence for more than 100 years.

         The Company has two operating segments: Life Insurance and Annuities. Products generally distinguish a segment. The life insurance segment's primary product offerings consist of whole life, universal life and term life insurance policies. The annuity segment product offerings consist primarily of fixed annuities.

         Additional information concerning the Company's segments may be found in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 18 of the Consolidated Financial Statements that begin on page F-1, both of which are incorporated herein by reference.

LIFE INSURANCE SEGMENT

         Products

         Over the last three years, the Company's individual life insurance premiums have consisted of approximately 70% from traditional life insurance products and 30% from universal life insurance products, as set forth in the following table:


                                                 Sales Activity by Product
                                                    For the Year Ended
                                                       December 31,
                                       ------------------------------------------
($ in thousands)                          1998             1997              1996
                                          ----             ----              ----
Traditional life insurance:
   Participating whole life            $17,943          $16,843           $18,253
   Term Life                             6,111            4,751             2,565
Universal Life                          10,005            8,916             7,533
                                       -------          -------           -------
   Total (A)                           $34,059          $30,510           $28,351
                                       =======          =======           =======

(A) Direct first year annualized premiums.

         TRADITIONAL LIFE INSURANCE PRODUCTS. The Company's traditional life insurance products have a long history of being highly competitive within the industry. Traditional life insurance products include participating whole life and term life insurance products.

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

         Term life insurance provides life insurance protection for a specific time period (which generally can be renewed at an increased premium). Such policies are mortality-based and offer no cash accumulation feature. Term life insurance is a highly competitive and quickly changing market. During the first quarter of 1998, the Company introduced three new term products which contributed to a 27% increase in first year annualized premiums for term insurance sales from 1997 to 1998. The Company introduced new 10 and 20 year term products during 1997 that resulted in an 85% increase in first year annualized premiums for term insurance sales from 1996 to 1997.

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

         For the year ended December 31, 1998, sales of participating whole life and term life insurance products represented 53% and 18%, respectively, of first year annualized premiums for all individual life insurance products sold by the Company.

         UNIVERSAL LIFE INSURANCE PRODUCTS. The Company offers universal life insurance products, pursuant to which an insurance account is maintained for each insurance policy. Premiums, net of specified expenses, are credited to the account, as is interest, generally at a rate determined from time to time by the Company. Specific charges are made against the account for the cost of insurance and for expenses. The universal life policy provides flexibility as to the amount and timing of premium payments and the level of death benefits provided.

         The Company's universal life insurance products provide benefits for the life of the insured. Within limits established by the Company and state regulations, policyowners may vary the premiums and the amount of the policy's death benefit as long as there are sufficient policy funds available to cover all policy charges for the coming period. During 1997 a new second to die universal life product for the estate planning market was introduced, enhancing universal life production in 1998 and 1997. The weighted average crediting rate for universal life insurance liabilities was 6.08% for the year 1998, 6.23% for the year 1997 and 6.27% for the year 1996. For the year ended December 31, 1998, sales of universal life insurance products represented 29% of first year annualized premiums for all individual life insurance products sold by the Company.

         The following table sets forth the Company's collected individual life premiums, including collected individual life premiums associated with the Closed Block, for the periods indicated:


                                                     Collected Individual Life
                                                        Premiums by Product
                                                   For the Year Ended December 31,
                                          ------------------------------------------------
                                          1998                  1997                  1996
                                          ----                  ----                  ----

                                                        (In thousands)
Individual life premiums
   collected:
Traditional life:
  First year & single                   $ 82,219              $ 74,132              $ 70,621
  Renewal                                173,079               166,847               162,168
                                        --------              --------              --------

       Total                             255,298               240,979               232,789

Universal life:
  First year & single                     18,987                14,089                14,667
  Renewal                                 73,410                73,779                75,632
                                        --------              --------              --------

       Total                              92,397                87,868                90,299

Total individual life                    347,695               328,847               323,088

  Reinsurance assumed                      1,224                 1,502                 1,425
  Reinsurance ceded                      (14,224)              (13,155)              (12,974)
                                        --------              --------              --------

Total individual life, net of
  reinsurance                           $334,695              $317,194              $311,539
                                        ========              ========              ========


         The following table sets forth information regarding the Company's life insurance in force for each date presented:


                                              Life Insurance in Force
                                                 As of December 31,
                                      --------------------------------------
                                      1998              1997            1996
                                      ----              ----            ----

                                                  ($ in thousands)
Individual life insurance:

Traditional
         Number of policies            254,033          258,087         255,441
         GAAP life reserves        $ 1,554,681      $ 1,473,240     $ 1,207,656
         Face amounts              $19,559,000      $18,077,000     $16,882,000

Universal life
         Number of policies            115,056          117,824         120,277
         GAAP life reserves        $   897,159      $   867,988     $   820,250
         Face amounts              $12,153,000      $12,115,000     $12,206,000

Total life insurance
         Number of policies            369,089          375,911         375,718
         GAAP life reserves        $ 2,451,840      $ 2,341,228     $ 2,027,906
         Face amounts              $31,712,000      $30,192,000     $29,088,000

Group life insurance (A):
     Number of lives                       256           20,974          29,801
     Face amounts                  $     7,000      $   602,000     $   815,000


(A) The Company sold substantially all of its group life business as of July 1, 1996 and is no longer actively marketing this line of business.

         Distribution Systems

         The Company's target customers are individuals in the middle and upper income brackets and small businesses. The Company markets its life insurance products on a national basis primarily through a Preferred Producer agency system and a Personal Producing General Agent (PPGA) distribution system. The Company currently employs ten regional vice presidents who are responsible for supervising the Preferred Producer agencies and/or PPGA agents within their assigned geographic regions.

         Under the Preferred Producer agency system, a contractual arrangement is entered into with the Preferred Producer general agent for the sale of insurance products by the Preferred Producer agents and brokers assigned to the Preferred Producer general agent's agency. The Preferred Producer general agents are primarily compensated by receiving a percentage of the first year commissions paid to Preferred Producer agents and brokers in the Preferred Producer general agent's agency and by renewal commissions on premiums subsequently collected on that business. In addition, the Preferred Producers receive certain fringe benefits and other allowances.

         The Preferred Producer general agents are independent contractors and are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training and development of Preferred Producer agents and brokers in their agency. Currently, the Company has 43 Preferred Producer general agents in 23 states, through which approximately 700 Preferred Producer agents sell the Company's products. While Preferred Producer agents in the Preferred Producer agency system are non-exclusive, most agents use the Company's products for a majority of their new business of the type of products offered by the Company. No single Preferred Producer general agency accounts for more than 10% of the total first year commissions paid by the Company.

         Preferred Producer agents are also independent contractors and are primarily compensated by commissions on first year and renewal premiums collected on business written by them plus certain fringe benefits and other allowances. In addition, Preferred Producer agents can earn bonus commissions, graded by production and persistency on their business.

         Under the PPGA system, the Company contracts primarily with individuals who are experienced individual agents or head a small group of experienced individual agents. These individuals are independent contractors and are responsible for all of their own expenses. These individuals often sell products for other insurance companies, and may offer selected products of the Company rather than the Company's full line of insurance products. The PPGA system is comprised of approximately 600 PPGA's, with approximately 1,100 agents.

         PPGAs are compensated by commissions on first year and renewal premiums collected on business written by themselves and the agents in their units. In addition to a base commission, PPGAs may earn bonus commissions on their business, graded by production and persistency.

         During 1998, the Company developed programs to sell life insurance through select banks and brokerages. These alternative distribution programs are in the early stages of development and expansion. As of December 31, 1998, 12 banks and 8 brokerages were under contract to sell the Company's life products.


ANNUITY SEGMENT

         Products

         The Company's annuity premiums consisted of approximately 95% from fixed annuity products and 5% from equity-index fixed annuity products in 1998. Annuity premiums increased significantly in 1998 due to the Company's acquisition of Delta and AmVestors in the fourth quarter of 1997. The following table sets forth annuity collected premiums for the periods indicated:


                                                  Collected Premiums by Product
                                                 For the Year Ended December 31,
                                          -------------------------------------------
                                                         (in thousands)

                                              1998             1997              1996
                                              ----             ----              ----

Fixed annuities                           $756,106          $70,298           $81,992

Equity-index fixed annuities                36,418           11,755                 -
                                          --------          -------           -------

    Total                                  792,524           82,053            81,992

Reinsurance Ceded                           (1,247)          (2,276)             (544)
                                          --------           -------          -------

Total annuities, net of
  reinsurance                             $791,277          $79,777           $81,448
                                          ========          =======           =======


         FIXED ANNUITY PRODUCTS. The Company offers a broad portfolio of fixed annuity products. Annuities provide for the payment of periodic benefits over a specified time period. Benefits may commence immediately or may be deferred to a future date. Fixed annuities generally are backed by a general investment account and credited with a rate of return that is periodically reset.

         The Company offers a variety of interest rate crediting strategies on its fixed annuity products. These strategies include initial interest crediting rates with guarantees for periods of one to five years. Following the initial guarantee period, the Company may adjust the credited interest rate annually, subject to the minimum interest rates specified in the contracts. Such minimum guarantee rates currently range from 3% to 4%. The Company also offers an interest rate crediting strategy that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees.

         EQUITY-INDEX FIXED ANNUITIES. The Company offers two single premium equity index annuity products that are based either on Standard & Poor's 500 Composite Stock Price Index - Registered Trademark - or a basket of five international stock market indices from France, Germany, Japan, Switzerland and the United Kingdom. Earnings credited to these products generally are linked to increases in the anniversary date values of the applicable index, less management fees. In October of 1998, the Company suspended the sale of the international index annuity due to the volatility in the cost of options purchased to support this product.

         The following table sets forth information regarding annuities in force for each date presented:



                                                       Annuities in Force
                                                       As of December 31,
                                     ------------------------------------------------------
                                         1998                  1997                  1996
                                         ----                  ----                  ----
Deferred fixed annuities
         Number of policies             179,756               191,803                56,467
         GAAP reserves               $5,990,580            $5,974,598            $1,363,484

Equity-index fixed annuities
         Number of policies               4,578                 5,079                     -
         GAAP reserves               $  224,674            $  159,622            $        -

Total annuities
         Number of policies             184,334               196,882                56,467
         GAAP reserves               $6,215,254            $6,134,220             1,363,484


         Distribution Systems

         The Company directs its marketing efforts towards the asset accumulation, conservative savings, and retirement markets. The Company markets its annuity products on a national basis through networks of independent agents. The independent agents are supervised by regional vice presidents and regional directors or Independent Marketing Organizations (IMOs).

         The regional vice presidents and regional directors are primarily responsible for recruiting agents and servicing those agents in an effort to promote the Company's products. The regional vice presidents' and regional directors' marketing support activities include informational mailings, seminars, and case consultations, all of which are designed to educate agents about annuities in general and the Company in particular. Regional vice presidents and regional directors are paid a base salary plus incentive compensation based on the business produced by agents within their territory. There are currently six regional vice presidents and regional directors covering the southeastern, western, southwestern and midwestern regions of the United States.

         The Company's IMOs consist of approximately 60 contracted organizations and two wholly-owned organizations. The IMOs are responsible for recruiting, servicing and educating agents in an effort to promote the Company's products. The IMOs receive an override commission based on the business produced by their agents.

         The Company currently has approximately 8,900 independent agents licensed to sell its products. The Company also maintains contact with approximately 53,000 agents that are not currently licensed, but have either sold the company's annuities in the past or have expressed an interest in doing so. These agents continue to receive periodic mailings related to interest rate and commission changes, and new product introductions, and are reappointed as required in order to represent the Company in selling its products. However, in order to save costs associated with reappointing agents, the Company does not automatically relicense an agent that has not written business for twelve months.

         No single agent accounted for more than 1.4% of the Company's annuity sales in 1998. The Company does not have exclusive agency agreements with its agents and management believes most of these agents sell products, similar to those sold by the Company for other insurance companies.

         The Company also has developed programs to sell annuities through banks and brokerages. See further discussion of these alternative distribution channels in the Insurance Segment section of the Business section.


AMERITAS JOINT VENTURE

         The Company's investment in the Ameritas Joint Venture affords the Company access to a line of existing variable life insurance and annuity products while providing a lower-cost entry into an established business, thereby eliminating significant start-up costs and allowing for immediate potential earnings.

         The Ameritas Joint Venture offers through AVLIC fixed annuity products, flexible premium and single premium variable universal life insurance products and variable annuities. Variable products provide for allocation of funds to a general account or to one or more separate accounts under which the owner bears the investment risk. Through AVLIC's fund managers, owners of variable annuities and life insurance policies are able to choose from a range of investment funds offered by each manager.

         Under the terms of the joint venture agreement, AmerUs Life and Ameritas write their new single and flexible premium deferred fixed annuities and variable annuities and variable life insurance through the Ameritas Joint Venture. AmerUs Life has retained the right to continue to issue replacement business to its fixed annuity customers in existence prior to the effective date of the joint venture agreement.

         The variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are distributed through the Company's Preferred Producer general agency and PPGA distribution systems, as well as through the distribution systems of Ameritas and AVLIC.

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

         Under the terms of the joint venture agreement, AmerUs Life has an option to purchase an additional 5% to 15% of AMAL if certain premium growth targets are met. AmerUs Life and Ameritas each have guaranteed the obligations of AVLIC. The guarantee of each party is joint and several, and will remain in effect until certain conditions are met.

         As of December 31, 1998, AMAL had total consolidated assets of $2.0 billion and total consolidated shareholder's equity of $81.0 million on a GAAP basis. AVLIC had $4.6 billion of insurance in force and $44.6 million in surplus as of December 31, 1998, on a statutory basis.

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

         As of December 31, 1998, AmerUs Life's claims-paying ability was rated as "A+" (High) by Duff & Phelps Credit Rating Company. AmerUs Life's financial strength rating was: rated "A" (Excellent) by A.M. Best Company; rated "A3"
(Good) by Moody's Investors Service; and rated "A" (Strong) by Standard &
Poor's.

         Delta Life's claims-paying ability is rated "A+" (High) by Duff & Phelps. Delta Life's financial strength rating was: rated "A" (Excellent) by A.M. Best Company; rated "A3" (Good) by Moody's Investors Service; and rated "A" (Strong) by Standard & Poor's.

         American Investors Life Insurance's claims-paying ability was rated as "A+" (High) by Duff & Phelps Credit Rating Company. American Investors Life's financial strength rating was: rated "A-" (Excellent) by A.M. Best Company; rated "Baa3" (Adequate) by Moody's Investors Service; and rated "A pi" (Strong) by Standard & Poor's.

          Financial Benefit Life's financial strength rating was "B+" (Very
Good) at A.M. Best Company and "BBB pi" (Good) by Standard & Poor's.


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

         As of December 31, 1998, the Company had reinsurance arrangements in place for life insurance having a face amount of approximately $3.8 billion with 27 unaffiliated reinsurers. All but one of the companies with which the Company had life reinsurance arrangements as of such date were rated "A" or better by A.M. Best. As of December 31, 1998, the Company's top five reinsurers (by face amount reinsured) constituted approximately 81% of the total face amount reinsured by the Company as of such date. Of these top five reinsurers, four are rated "A+" and the other "A" by A.M. Best. In addition, the Company reinsures 44% of its equity index annuity reserves with an unaffiliated reinsurer which is rated "A++" by A.M. Best.

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


EMPLOYEES

         As of December 31, 1998, the Company had 710 full-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its relations with employees are satisfactory.


SUBSIDIARIES

         The Company was formed in August,1996 in connection with the creation of the first mutual insurance holding company in the United States. The Company has three wholly-owned operating subsidiaries: AmerUs Life, an Iowa life insurance company; Delta, an Iowa corporation; and AmVestors, a Kansas corporation. AmerUs Life has two wholly-owned subsidiaries: CLA Assurance Company, an Iowa life insurance company; and American Vanguard Life Insurance Company, an Iowa life insurance company. In addition, AmerUs Life currently owns a 34% interest in AMAL Corporation, through whose wholly-owned subsidiaries the Ameritas Joint Venture operates. Delta has one primary wholly-owned subsidiary, Delta Life, an Iowa life insurance company. AmVestors has two primary wholly-owned subsidiaries: American, a Kansas life insurance company; and FBL, a Kansas life insurance company.


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

         Risk-based capital ("RBC") standards for life insurance companies were adopted by the National Association of Insurance Commissioners ("NAIC") in 1992 and require insurance companies to calculate and report for statutory basis financial statements information under a risk-based capital formula. The formula is embodied in the NAIC Model Act, which has been adopted by many states, including Iowa and Kansas. RBC requirements are intended to allow insurance regulators to identify at an early stage inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in such companies' operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As of December 31, 1998, AmerUs Life's, Delta Life's, American's and FBL's RBC levels were 580%, 521%, 447% and 578%, respectively, of each of their respective authorized control level RBC thresholds. Approximately once every three to five years, as part of their routine regulatory oversight process, state insurance departments conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states, under guidelines promulgated by the NAIC.


ITEM 2.    PROPERTIES

         The Company leases approximately 64,000 square feet at 699 Walnut Street, Des Moines, Iowa from AmerUs Properties, Inc., an affiliate. The Company's executive offices and corporate operations, including legal, tax, finance, human resources, investments, communications and technology, are at this location.

         The Company also leases approximately 103,000 square feet at 611 Fifth Avenue, Des Moines, Iowa from AmerUs Properties, Inc. The life insurance segment and the annuity segment occupy approximately 69,000 square feet and 12,000 square feet, respectively, of this space. The remaining space is primarily utilized for technology and cafeteria facilities.

         The Company owns a 105,000 square foot office building in Topeka, Kansas. The annuity segment occupies approximately 60,000 square feet of this facility and the remaining space is leased to third parties.

         The Company also leases approximately 48,000 square feet from third parties for special technology projects, such as Y2K and administration system conversions, and for records and supply storage.


ITEM 3.    LEGAL PROCEEDINGS

         The Company, AmerUs Life and their direct and indirect majority shareholders AmerUs Group and American Mutual Holding Company (collectively "AmerUs"), are defendants in a class action lawsuit, Bhat v. AmerUs Life Insurance Company, which was filed in December 1996 in the United States District Court for the Northern District of California. The complaint, as amended in 1998, alleges that the defendants breached the terms of certain universal life policies, breached certain other duties owed to policyowners and violated RICO in setting their cost of insurance rates and credited interest rates. These allegations include a claim that the defendants passed an increase in corporate income taxes (known as the deferred acquisition cost, or DAC, tax) through to owners of those policies. The plaintiff, an insured under a universal life policy issued by AmerUs Life, seeks unspecified actual and punitive damages and injunctive relief on behalf of himself and all similarly situated policyowners of AmerUs Life with universal life insurance policies. AmerUs denies the allegations contained in the complaint, including the existence of a legitimate class. An earlier companion case filed in the same court in June 1996 was dismissed in October 1997. This litigation has been vigorously defended by AmerUs Life.

         The parties have engaged in settlement negotiations and have agreed to a nationwide class settlement of certain contract and related issues for a substantial block of AmerUs Life's life insurance policies. The settlement is subject to court approval; a hearing is scheduled for April 2, 1999. Should the settlement not be approved, AmerUs would continue to vigorously defend against the claims asserted.

         Due to the potential that a settlement may be reached in this case, the Company has incurred a charge to income for 1998. Based upon its current estimates of the costs associated with the settlement, the Company has established a reserve of $1.2 million.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         On February 20, 1998, the AmerUs Class A Common Stock was listed and trading began on the New York Stock Exchange (NYSE) under the symbol "AMH." Prior to such listing, the Company's Class A Common Stock was listed and traded on the Nasdaq National Market System (the Nasdaq) under the symbol "AMRS." The following table sets forth, for the periods indicated, the high and low sales prices per share of AmerUs Class A Common Stock as quoted on Nasdaq or the NYSE, as applicable, and the quarterly dividends per share declared during such quarter.


                                                       AmerUs
                                               Class A Common Stock (A)
                                            ----------------------------
                                            High       Low     Dividends
                                            ----       ---     ---------
1997
First Quarter                               24 1/4   19 1/8      none
Second Quarter                              28 1/8   21 1/8      .10
Third Quarter                               33 7/8   27 1/2      .10
Fourth Quarter                              36 7/8   29 3/4      .10

1998
First Quarter                               36 1/4   30 7/8      .10
Second Quarter                              34 7/16  30 5/8      .10
Third Quarter                               33 1/16  21 15/16    .10
Fourth Quarter                              24 1/8   14 3/4      .10


(A) The closing of the initial public offering of the Company occurred on February 3, 1997.

HOLDERS

         As of March 2, 1999, the number of holders of record of each class of common equity of the Company was as follows:



                                    Number of
                                    Holders
                                    -------
Class A Common stock                2,563
Class B Common Stock                1



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

         The Company is an insurance holding company whose principal assets consist of all of the outstanding shares of the common stock of its life insurance subsidiaries. The Company's ongoing ability to pay dividends to its shareholders and meet its other obligations, including operating expenses and any debt service, primarily depends upon the receipt of sufficient funds from its life insurance subsidiaries in the form of dividends, interest payments or loans. As of March 1, 1999, the Company's life insurance subsidiaries could pay approximately $9 million in dividends without prior regulatory approval.

         Under its bank credit facility, the Company is prohibited from paying dividends on its Common Stock in excess of an amount equal to 3% of the Company's consolidated net worth as of the last day of the preceding fiscal year.

         In connection with the 8.85% Capital Securities, Series A (the "Capital Securities"), issued in 1997 by AmerUs Capital I, the Company's subsidiary trust, and the 7.00% Adjustable Conversion-rate Equity Security Units (ACES), issued in 1998 by AmerUs Capital II, the Company's subsidiary trust, the Company has agreed not to declare or pay any dividends on the Company's capital stock (including the Class A Common Stock) during any period for which the Company elects to extend interest payments on its junior subordinated debentures, except for stock dividends paid by the Company where the dividend stock is the same stock as that on which the dividend is being paid. Dividends on the Company's capital stock cannot be paid until all accrued interest on the Capital Securities and ACES has been paid.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table sets forth certain financial and operating data of the Company. The selected consolidated financial data below for each of the five years ending December 31, 1998 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. During 1997, the Company acquired Delta and AmVestors in transactions that were accounted for using the purchase method of accounting. As a result, the Consolidated Income Statement Data includes the results of Delta and AmVestors from their respective acquisition dates and the Consolidated Balance Sheet Data includes year-end data for Delta and AmVestors.


                                                                   As of or for the Year Ended December 31,
                                                         ----------------------------------------------------------
                                                          1998      1997(A)         1996(B)      1995        1994(C)
                                                          ----      ----            ----         ----         ----

                                                                 (Dollars in millions, except per share data)
Consolidated Income Statement Data:
Revenues:
   Insurance premiums                                    $81.2      $48.1           $138.5       $244.1        $237.9
   Product charges                                        71.1       47.3             52.2         57.3          56.3
   Net investment income                                 506.9      224.5            228.6        285.2         275.7
   Realized gains (losses) on
      investments                                        (0.1)       13.8             66.0         51.4         (19.9)
   Contribution from the Closed
      Block (B)                                           31.5       31.0             19.9          -             -
                                                         -----      -----           ------       ------        ------
Total revenues                                           690.6      364.7            505.2        638.0         550.0
   Benefits and expenses:
   Total policyowner benefits                            430.8      196.0            264.7        374.6         369.9
   Total expenses                                        141.5       73.7             95.1        101.1         103.5
   Dividends to policyowners                               2.6        1.6             26.3         49.4          45.0
                                                         -----      -----           ------       ------        ------
Total benefits and expenses                              574.9      271.3            386.1        525.1         518.4
                                                         -----      -----           ------       ------        ------
Income from operations                                   115.7       93.4            119.1        112.9          31.6
Interest expense                                          27.1       15.0              2.1          2.4           5.5
                                                         -----      -----           ------       ------        ------
Income before tax expense and equity
   in earnings of unconsolidated
   subsidiary                                             88.6       78.4            117.0        110.5          26.1
Income tax expense                                        28.4       22.0             43.8         41.2          19.4
Income before equity in earnings
   of unconsolidated subsidiary                           60.2       56.4             73.2         69.3           6.7
Equity in earnings of unconsolidated
   subsidiary                                              2.6        1.7              1.0            -             -
                                                         -----      -----           ------       ------        ------

Net income                                               $62.8      $58.1           $ 74.2       $ 69.3          $6.7
                                                         =====      =====           ======       ======        ======


Earnings per common share:
   Basic (D)                                             $1.88       $2.47           $3.20       $2.99              -
   Diluted (E)                                           $1.86       $2.46           $3.20       $2.99              -
Dividends declared per common share                      $0.40       $0.30               -           -              -
Ratio of earnings to
   fixed charges (F)                                      1.29        2.07            2.73        2.37           1.31
Consolidated Balance Sheet Data:
Total invested assets                                 $7,684.8    $7,695.5        $2,880.8    $3,965.0       $3,491.7
Total assets                                          10,428.8    10,254.0         4,384.2     4,371.9        4,036.9
Total liabilities                                      9,361.9     9,240.0         3,926.7     3,832.0        3,618.6
Company-obligated mandatorily
   redeemable preferred
   securities                                            216.7        86.0               -           -              -
Total stockholders' equity (G)                           850.2       928.0           457.5       539.9          418.3

Other Operating Data:
   Adjusted operating income (H)                         $68.9       $49.1           $37.6       $38.5          $27.5
   Adjusted operating income per common share:
      Basic (I)                                          $2.06       $2.08           $1.62       $1.66              -
      Diluted (J)                                        $2.04       $2.08           $1.62       $1.66              -
Individual life insurance in
   force, net of reinsurance                           $27,847     $26,703         $25,725     $25,157        $25,282
Annuity account balances (I)                             6,214       6,134           1,363       1,467          1,473
   Number of employees                                     710         692             412         406            457

Statutory Data:
Premiums and deposits:
   Individual life                                      $334.7      $319.1         $312.7       $307.1         $296.4
   Annuities (K)                                        $791.3       $75.5          $81.4       $197.1         $187.8


---------------

(A) Consolidated Income Statement Data for 1997 includes the results for Delta, subsequent to October 23, 1997 and the results for AmVestors, subsequent to December 19, 1997, and Consolidated Balance Sheet Data includes year-end data for Delta and AmVestors.

(B) The Company formed the Closed Block on June 30, 1996. Invested assets allocated to the Closed Block are classified as Closed Block assets. Revenues and expenses associated with the Closed Block are shown net as a single line item. Accordingly, the individual income statement components for 1998 and 1997 are not fully comparable with those of 1996, 1995 and 1994 due to the establishment of the Closed Block on June 30, 1996.

(C) The merger of the two predecessor entities of the Company, which was consummated in 1994, has been accounted for as a pooling of interests transaction.

(D) Retroactively reflects the pro-forma effect of the issuance of 23.16 million shares of the common stock at the beginning of 1995. The 1998, 1997 and 1996 calculations reflect 33.46 million, 23.54 million and 23.16 million of weighted average common shares outstanding, respectively.

(E) Retroactively reflects the pro forma effect of the issuance of 23.16 million shares of common stock at the beginning of 1995. The 1998, 1997 and 1996 calculations reflect 33.70 million, 23.57 million and 23.16 million of weighted average common shares outstanding, respectively.

(F) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of income from operations before Federal income taxes and fixed charges. "Fixed charges" consist of interest expense on debt and amortization of debt expense and interest credited on deferred annuities.

(G) Amounts reported prior to June 30, 1996 reflect policyowners' equity.

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

(I) Basic adjusted operating income per common share is calculated using the number of shares reflected in (D) above.

(J) Diluted adjusted operating income per common share is calculated using the number of shares reflected in (E) above.

(K) Effective May 1996, substantially all individual deferred annuity sales by AmerUs Life distribution systems are made through the Ameritas Joint Venture. See "Item 1 - Business - Ameritas Joint Venture".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Consolidated Financial and Operating Data and Consolidated Financial Statements and related notes.


OVERVIEW

         The Company is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 49 states, the District of Columbia and the U.S. Virgin Islands. The Company has two operating segments: Life Insurance and Annuities. The Life Insurance segment's primary product offerings consist of whole life, universal life and term life insurance policies. The primary product offerings of the Annuity segment are fixed annuities.

         In accordance with Generally Accepted Accounting Principals (GAAP), universal life insurance premiums and annuity deposits received are reflected as increases in liabilities for policyowner account balances and not as revenues. Revenues reported for universal life and annuity products consist of policy charges for the cost of insurance, administration charges and surrender charges assessed against policyowner account balances. Surrender benefits paid relating to universal life insurance policies and annuity products are reflected as decreases in liabilities for policyowner account balances and not as expenses. Amounts for interest credited to universal life and annuity policyowner account balances and benefit claims in excess of policyowner account balances are reported as expenses in the financial statements. The Company receives investment income earned from the funds deposited into account balances by universal life and annuity policyowners, the majority of which is passed through to such policyowners in the form of interest credited.

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


                                                                                 For the year ended December 31,
                                                                                 -------------------------------

                                                                1998         1997         1996         1995          1994
                                                                ----         ----         ----         ----          ----

                                                                          (In thousands, except per share amounts)

Net income                                                    $62,829     $58,059       $74,173       $69,348        $6,667
Net realized (gains) losses on
                  investments (A)                                  72      (9,431)      (43,221)      (33,349)       11,223
Core realized gains (B)                                         6,110           -             -             -             -
Amortization of deferred policy
         acquisition costs due to
                  realized gains or losses (C)                  (129)         423           669         1,105             -
Equity add-on tax (D)                                              -            -         4,480             -         9,585
Reorganization costs (E)                                           -            -         1,522         1,426             -
                                                             -------       -------      -------        -------      -------

Adjusted operating income                                    $68,882      $49,051       $37,623       $38,530       $27,475
                                                             =======      =======      ========       =======       =======

Adjusted operating income
     per common share:
     Basic (F)                                                 $2.06        $2.08         $1.62        $1.66         $    -
     Diluted (G)                                               $2.04        $2.08         $1.62        $1.66         $    -


(A) Represents realized gains or losses on investments adjusted for income taxes on such amounts. Realized gains or losses may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Represents gains on the convertible preferred stock and bond portfolio, net of income taxes.

(C) Represents amortization of deferred policy acquisition costs due to realized gains or losses being included in product margins adjusted for income taxes on such amounts.

(D) Represents the mutual life insurance company equity add-on tax, which is applicable only to mutual life insurance companies and which is not applicable to the Company after June 30, 1996, due to AmerUs Life's conversion into a stock company.

(E) Represents costs directly related to the reorganization consisting primarily of printing, postage, legal and consulting costs. These costs were not of a continuing nature and were not expected to have any effect on future operations.

(F) Basic adjusted operating income per common share for 1998 and 1997 is calculated using 33.46 million and 23.54 million shares, respectively. Basic adjusted operating income per common share for 1996 and 1995 is calculated using 23.16 million shares.

(G) Diluted adjusted operating income per common share for 1998 and 1997 is calculated using 33.70 million and 23.57 million shares, respectively. Diluted adjusted operating income per common share for 1996 and 1995 is calculated using 23.16 million shares.

ACQUISITIONS

         The Company acquired all of the outstanding stock of Delta Life Corporation (Delta) on October 23, 1997, for approximately $165 million in cash. The transaction was accounted for as a purchase and accordingly, the Company's results of operations include Delta from the date of purchase. The Company acquired all of the outstanding stock of AmVestors Financial Corporation (AmVestors) on December 19, 1997, in a stock exchange valued at approximately $350 million. This transaction was also accounted for as a purchase and the Company's results of operations include AmVestors from the date of purchase. (See Note 15 of the Consolidated Financial Statements for the discussion of the Company's acquisitions.)


THE CLOSED BLOCK

         The Closed Block was established on June 30, 1996. Insurance policies which had a dividend scale in effect as of June 30, 1996, were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the reorganization of AmerUs Life, assets would be =available to maintain the dividend scales and interest credits in effect prior to the Reorganization if the experience underlying such scales and credits continues.

         The contribution to the operating income of the Company from the Closed Block is reported as a single line item in the income statement. Accordingly, premiums, product charges, investment income, realized gains (losses) on investments, policyowner benefits and dividends attributable to the Closed Block, less certain minor expenses including amortization of deferred policy acquisition costs, are shown as a net number under the caption "Contribution from the Closed Block". This results in material reductions in the respective line items in the income statement while having no effect on net income. The expenses associated with the administration of the policies included in the Closed Block and the renewal commissions on these policies are not charged against the Contribution from the Closed Block, but rather are grouped with underwriting, acquisition and insurance expenses. Also, all assets allocated to the Closed Block are grouped together and shown as a separate item titled "Closed Block Assets". Likewise, all liabilities attributable to the Closed Block are combined and disclosed as the "Closed Block Liabilities".

OPERATING SEGMENTS

         The Company has two operating segments: Life Insurance and Annuities. Products generally distinguish a segment. The Company uses the same accounting policies and procedures to measure operating segment income as it uses to measure its consolidated operating income. Revenues and benefits and expenses are primarily attributed directly to each operating segment. Net investment income and realized gains (losses) on investments are allocated based on the directly-related asset portfolios. Other revenues and expenses are deemed not to be associated with any specific segment and primarily consist of discontinued product lines such as group and health, and holding company revenues and expenses not directly associated with a segment.

RESULTS OF OPERATIONS

A summary of the Company's revenue follows:


                                                                        Year ended December 31,
                                                                        -----------------------

($ in thousands)                                                1998           1997              1996
                                                                ----           ----              ----

Insurance Premiums
     Life Insurance - Traditional                            $ 51,263       $ 30,733           $120,671
     Annuities - Immediate annuity and
              supplementary contract premiums                  29,609         17,238             16,082
     Other                                                        325            156              1,723
                                                             --------       --------           --------
              Total insurance premiums                         81,197         48,127            138,476

Product Charges
     Life Insurance - Universal Life                           46,224         45,637             51,383
     Annuities                                                 24,880          1,669                837

              Total product charges                            71,104         47,306             52,220

Net Investment Income
     Life Insurance                                            72,779         73,407            108,180
     Annuities                                                430,769        147,924            120,445
     Other                                                      3,401          3,100                 --
                                                             --------       --------           --------
              Total net investment income                     506,949        224,431            228,625

Realized Gains (Losses) on Investments
      Life Insurance                                           (1,261)        11,121             36,659
      Annuities                                                 3,240          1,563             29,324
      Other                                                    (2,091)         1,107                 --
                                                             --------       --------           --------
      Total realized gains (losses)
      on investments                                             (112)        13,791             65,983

Contribution from the Closed Block                             31,478         31,044             19,909
                                                             --------       --------           --------

       Total revenues                                        $690,616       $364,699           $505,213
                                                             ========       ========           ========

         Traditional life insurance premiums increased by $20.5 million to $51.3 million in 1998. The increase in traditional life insurance premiums in 1998 was primarily the result of continued favorable persistency and increased sales of term life and participating whole life insurance products. Traditional life insurance premiums decreased by $90.0 million in 1997 to $30.7 million. The decrease in traditional life insurance premiums in 1997 was primarily due to the reclassification resulting from the formation of the Closed Block during 1996. Premiums on policies included in the Closed Block are reported as part of the Contribution from the Closed Block.

         Immediate annuity and supplementary contract premiums increased by $12.4 million in 1998 to $29.6 million compared to $17.2 million in 1997 and $16.1 million in 1996. The increase in contract premiums in 1998 was primarily due to the acquisitions of Delta and AmVestors. Without these acquisitions, immediate annuity and supplementary contract premiums increased by $2.5 million in 1998 due to increased immediate annuity sales.

         Other premiums were $0.3 million in 1998 compared to $0.2 million in 1997 and $1.7 million in 1996. The decrease in other premiums in 1997 was primarily due to the Company's exit from the group life business in 1996.

         Universal life product charges increased by $0.6 million in 1998 to $46.2 million. This increase in product charges in 1998 was primarily due to increased cost of insurance charges as a result of the normal aging of the block of business. Universal life product charges decreased by $5.8 million in 1997 primarily due to the formation of the Closed Block in 1996. Universal life product charges on policies included in the Closed Block are reported as part of the Contribution from the Closed Block.

         Annuity product charges increased by $23.2 million in 1998 to $24.9 million compared to $1.7 million in 1997 and $0.8 million in 1996. Annuity product charges for 1998 and 1997 included $23.5 million and $0.7 million, respectively, from Delta and AmVestors.

         Life insurance net investment income decreased by $0.6 million in 1998 to $72.8 million compared to $73.4 million in 1997, and $108.2 million in 1996. The decrease in 1998 in net investment income was primarily attributable to lower effective yields on average invested assets. Average invested assets (excluding market value adjustments) in 1998 increased by $61.2 million from 1997 and the effective yield on average invested assets (excluding market value adjustments) in 1998 was 8.64% compared to 9.39% in 1997. The decrease in effective yields primarily resulted from reduced limited partnership income and lower reinvestment rates in 1998. The decrease in 1997 net investment income was primarily due to the formation of the Closed Block in 1996. Net investment income attributable to the Closed Block is reported as part of the Contribution from the Closed Block.

         Annuity net investment income increased to $430.8 million in 1998 compared to $147.9 million in 1997, and $120.4 million in 1996. Net investment income in 1998 and 1997 included $322.0 million and $30.2 million, respectively, from Delta and AmVestors. Excluding these acquisitions, net investment income decreased $8.9 million in 1998 primarily from reduced limited partnership income and lower reinvestment rates in 1998. The effective yield on average invested assets in 1998 was 6.70%.

         Realized losses on investments were $0.1 million in 1998 compared to realized gains of $13.8 million in 1997 and $66.0 million in 1996. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. Included in the amounts for 1996 is approximately $51.1 million of gains from the sale of common stock as a result of the liquidation of the Company's equity portfolio. The sale of the common stock in 1996 was the direct result of the Company's decision to permanently reduce the level of equity securities as a percentage of its investment portfolio.

         The Contribution from the Closed Block was $31.5 million in 1998 compared to $31.0 million in 1997 and $19.9 million in 1996. The following table sets forth the operating results of the Closed Block for the years ended December 31, 1998 and 1997 and for the six months ended December 31, 1996.



($ in thousands)                                1998                   1997                  1996
                                                ----                   ----                  ----
Revenues
   Insurance premiums                         $198,178                $206,145              $108,315
   Product charges                              13,695                  13,599                 6,451
   Net investment income                       115,762                 113,759                56,329
   Realized gains on investments                10,324                     718                   481
                                              --------                --------              --------

   Total revenues                              337,959                 334,221               171,576

 Benefits and expenses
   Policyowner benefits                        200,783                 206,638               101,078
   Underwriting, acquisition
      and insurance expenses                     5,042                   5,477                 2,969
   Amortization of deferred policy
      acquisition costs                         26,286                  31,471                18,412
   Dividends to policyowners                    74,370                  59,591                29,208
                                              --------                --------              --------

   Total benefits and expenses                 306,481                 303,177               151,667
                                              --------                --------              --------

Contribution from the Closed Block            $ 31,478                $ 31,044              $ 19,909
                                              ========                ========              ========

         Closed Block insurance premiums decreased by $7.9 million in 1998 to $198.2 million compared to $206.1 million in 1997. The decrease in insurance premiums is consistent with the reduction of the Closed Block's life insurance in force that is expected to continue over the life of the Block.

         Net investment income for the Closed Block increased by $2.0 million in 1998 to $115.8 million primarily due to an increase in average invested assets (excluding market value adjustments).

         Realized gains on investments of the Closed Block were $9.6 million higher in 1998 compared to 1997. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

         Closed Block policyowner benefits decreased by $5.8 million in 1998 to $200.8 million primarily due to the reduction of life reserves which is consistent with the reduction of the Closed Block's life insurance in force that is expected over the life of the Block.

         The amortization of deferred policy acquisition costs for the Closed Block decreased by $5.2 million in 1998 to $26.3 million. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The decrease in the amortization of deferred policy acquisition costs in 1998 primarily resulted from changes in assumptions in the estimated future margins on the Closed Block reflected during 1998.

         Closed Block dividends to policyowners increased by $14.8 million to $74.4 million in 1998. The increase was primarily due to the increase in the deferred dividend liability resulting from increased realized capital gains and lower policyowner benefits in 1998.

         Closed Block revenues and benefits and expenses increased in 1997 compared to 1996 primarily due to the formation of the Closed Block in June 1996, thereby reflecting twelve months of activity in 1997 compared to six months of activity in 1996.

         A summary of the Company's policyowner benefits follows:



                                                                                 Year ended December 31,
                                                                                 -----------------------

($ in thousands)                                                         1998              1997             1996
                                                                         ----              ----             ----
Life Insurance
   Traditional
       Death benefits                                                $  4,475          $  1,400         $  15,479
       Change in liability for future
         policy benefits and other
         policy benefits                                               31,331            19,968            79,770
                                                                     --------          --------         ---------
            Total traditional                                          35,806            21,368            95,249

Universal
   Death benefits in excess of cash value                              17,889            20,253            22,275
   Interest credited on policyowner
     account balances                                                  34,317            32,751            40,759
   Other                                                                2,949             3,453             3,026
                                                                     --------          --------         ---------
            Total universal                                            55,155            56,457            66,060
                                                                     --------          --------         ---------

            Total life insurance benefits                              90,961            77,825           161,309
Annuities
   Interest credited to deferred annuity
     account balances                                                 282,088            80,440            66,254
   Other annuity benefits                                              57,201            37,133            34,334
                                                                     --------          --------         ---------

            Total annuity benefits                                    339,289           117,573           100,588

Other benefits                                                            506               578             2,845
                                                                     ---------         --------         ---------

            Total policyowner benefits                               $430,756          $195,976         $ 264,742
                                                                     ========          ========         =========


         Total life insurance benefits increased by $13.2 million in 1998 and decreased by $83.5 million in 1997. The increase in life insurance benefits in 1998 was primarily due to the increase in the change in liability for future policy benefits and other policy benefits (reserves) in the traditional life insurance line of business as a result of the growth and aging of the business. The average interest crediting rate on policyowner account balances in 1998 was 6.08% compared to 6.23% in 1997 and 6.27% in 1996. Spreads between investment rates and crediting rates are managed on a statutory basis. Crediting rates are adjusted to maintain targeted spreads on a statutory basis. The decrease in 1997 in life insurance benefits is primarily due to the formation of the Closed Block. Life insurance benefits on policies included in the Closed Block are reported as part of the Contribution from the Closed Block.

     Annuity benefits increased by $221.7 million in 1998 to $339.3 million compared to $117.6 million in 1997 and $100.6 million in 1996 primarily due to the acquisitions of Delta and AmVestors. The average interest crediting rate on deferred annuity account balances in 1998 was 5.23% compared to 5.25% in 1997 and 5.36% in 1996. Spreads between investment rates and crediting rates are managed on a statutory basis. Crediting rates are adjusted to maintain targeted spreads on a statutory basis.

         Other benefits were $0.5 million in 1998 compared to $0.6 million in 1997 and $2.8 million in 1996. The decrease was primarily due to the Company's exit from group life business in 1996.

         A summary of the Company's expenses follows:



                                                               Year ended December 31,
                                                               -----------------------

($ in thousands)                                        1998            1997            1996
                                                        ----            ----            ----
Life Insurance
   Underwriting, acquisition and
     insurance expenses                                $ 43,376       $38,496         $42,714
   Amortization of deferred policy
     acquisition costs and VOBA                          22,397        17,316          30,845
                                                       --------       -------         -------


        Total life insurance                             65,773        55,812          73,559

Annuities
   Underwriting, acquisition and
     insurance expenses                                  35,592         7,365           6,692
   Amortization of deferred policy
     acquisition costs and VOBA                          37,817         6,460           9,315
                                                       --------       -------         -------
        Total annuities                                  73,409        13,825          16,007

 Other                                                    2,448         4,138           5,451
                                                       --------       -------         -------

        Total expenses                                 $141,630       $73,775         $95,017
                                                       ========       =======         =======

         Total life insurance expenses increased by $10.0 million in 1998 and decreased by $17.7 million in 1997. The increase in 1998 was partially due to a $5.1 million increase in the amortization of deferred policy acquisition costs and value of business acquired (VOBA). Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capital gains. Lower death benefits in 1998 on those policies for which deferred costs are amortized contributed to higher gross margins in 1998, resulting in the increased amortization. Underwriting, acquisition and insurance expenses increased by $4.9 million in 1998 primarily due to costs related to the Year 2000 Compliance Project and costs associated with the Company's development of alternative distribution systems through brokerages and banks. The decrease in total life insurance expenses from 1996 to 1997 was primarily due to the decrease in amortization of deferred policy acquisition costs of $13.5 million. This decrease was primarily due to the formation of the Closed Block. Amortization of deferred policy acquisition costs on policies included in the Closed Block is reported as part of the Contribution from the Closed Block. Underwriting, acquisition and insurance expenses decreased $4.2 million in 1997 primarily due to the establishment of a $5.0 million litigation reserve during 1996.

         Total annuity expenses increased by $59.6 million in 1998 to $73.4 million compared to $13.8 million in 1997 and $16.0 million in 1996. The increase in annuity expenses in 1998 was primarily attributable to the acquisitions of Delta and AmVestors. Total annuity expenses decreased by $2.2 million in 1997 primarily due to lower amortization of deferred policy acquisition costs. Effective May 1996, substantially all new sales of individual deferred annuities (excluding Delta and AmVestors distribution systems) were made through the AMAL Corp. As a result, gross margins including realized capital gains or losses on policies for which deferred acquisition costs are amortized declined, resulting in the decreased amortization. Partially offsetting the decrease in amortization of deferred policy acquisition costs and VOBA was an increase in underwriting, acquisition and insurance expenses due to the inclusion of one quarter of operating expenses related to the acquisitions of Delta and AmVestors of $1.0 million.

         Other expenses decreased by $1.7 million in 1998 and by $1.3 million in 1997. The 1997 other expenses included a $1.3 million write-off of expenses related to a former bank credit facility which was replaced by a new agreement in 1997. The 1996 other expenses included non-reoccurring costs related to the Company's name change and restructuring into a mutual insurance holding company.

         A summary of the Company's income from operations by operating segment follows:


                                                         Year ended December 31,
                                                         -----------------------

     ($ in thousands)                            1998             1997               1996
                                                 ----             ----               ----
 Life Insurance
    Open Block
        Revenues                                $169,005       $160,898            $316,893
        Benefits and expenses                   (156,734)      (133,637)           (234,868)
        Dividends to policyowners                 (2,558)        (1,587)            (26,324)
    Closed Block Contribution                     31,478         31,044              19,909
                                                --------       --------            --------
         Income from operations                   41,191         56,718              75,610

 Annuities
    Revenues                                     488,498        168,394             166,688
    Benefits and expenses                       (412,698)      (131,398)           (116,595)
                                                --------       --------            --------
         Income from operations                   75,800         36,669              50,093
 Other                                            (1,319)          (353)             (6,573)
                                                --------       --------            --------
         Total income from operations           $115,672       $ 93,361            $119,130
                                                ========       ========            ========


         Income from Life Insurance operations decreased by $15.5 million in 1998 to $41.2 million compared to $56.7 million in 1997. The decrease in 1998 was primarily due to lower realized gains on investments and increased costs related to the Year 2000 Compliance Project and costs associated with the Company's development of alternative distribution systems. Income from Life Insurance operations decreased by $18.9 million in 1997. The decrease in 1997 was primarily due to lower realized gains on investments.

         Income from Annuity operations increased by $38.8 million in 1998 to $75.8 million compared to $37.0 million in 1997 and $50.1 million in 1996 primarily due to the acquisitions of Delta and AmVestors. The decrease in income from Annuity operations in 1997 compared to 1996 was primarily due to lower realized gains on investments.

         Interest expense increased by $12.1 million in 1998 to $27.1 million compared to $15.0 million in 1997 and $2.1 million in 1996. The increased interest expense in 1998 was primarily due to increased debt levels from the 1997 fourth quarter acquisitions of Delta and AmVestors. The increased interest expense in 1997 was primarily due to interest expense on the capital securities issued by the Company during 1997 and interest expense on the revolving line of credit established in that year.

         Income tax expense increased by $6.4 million in 1998 to $28.4 million. The effective tax rate in 1998 was 31.1% compared to 27.5% in 1997. The increase in the effective tax rate in 1998 was primarily due to a $2.4 million increase in goodwill amortization and a $0.8 million decrease in tax credits generated by affordable housing and historic rehabilitation investments. Tax credits generated from these investments totaled $5.5 million in 1998 compared to $6.3 million in 1997. Income tax expense decreased by $21.8 million in 1997 primarily due to lower pre-tax income, a $4.5 million provision for the equity add-on tax included in the first half of 1996, and increased tax credits of $3.9 million to $6.3 million in 1997 compared to $2.4 million in 1996.

         The equity in earnings of unconsolidated subsidiary represents 34% of the net income of AMAL Corporation, net of goodwill amortization. AMAL Corporation is the parent company of Ameritas Variable Life Insurance Company, the joint venture partner that markets variable life, and variable and fixed annuity products.

         Net income increased by $4.8 million to $62.8 million in 1998 compared to $58.1 million in 1997. The increase in net income in 1998 was primarily from increased annuity operating income which was partially offset by lower realized gains on investments and increased interest expense. Net income decreased by $16.1 million in 1997 to $58.1 million compared to $74.2 million in 1996 primarily due to lower realized gains on investments.


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

         The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Insurance Commissioner to pay any dividend that would exceed certain statutory limitations. The current statute limits any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. The payment of dividends by AmVestors' subsidiaries, American Investors Life Insurance Company, Inc. (American), and Financial Benefit Life Insurance Company (FBL) is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. Based on these limitations and 1998 results, the Company's subsidiaries could pay an estimated $9 million in additional dividends in 1999 without obtaining regulatory approval.

         The Company and its subsidiaries generated cash flows from operating activities of $479.4 million, $224.4 million and $147.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Excess operating cash flows were primarily used to increase the Company's investment portfolio, fund policyowner account withdrawals and purchase common stock for the treasury.

         On October 23, 1997, the Company entered into a $250 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility") to be used to replace its then existing revolving credit facility, to finance the acquisition of Delta, to finance permitted mergers and acquisitions and for other general corporate purposes. The commitment under the credit facility was reduced from $250 million to $150 million in June 1998. As of December 31, 1998, there was no outstanding loan balance under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its subsidiaries, including AmerUs Life and Delta Life, to maintain certain ratings from A.M. Best and certain levels of adjusted capital and surplus and risk-based capital.

         In 1998, the Company completed public offerings of senior notes and Adjustable Conversion-rate Equity Security units totaling $270 million. The proceeds from the offerings were primarily utilized to pay down amounts owed under the revolving credit agreement.

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

         During 1998, the Company purchased 4,325,019 shares of common stock for the treasury at a total cost of $102.1 million.

         On February 15, 1999, the Company's controlling shareholder, American Mutual Holding Company (American Mutual), a mutual insurance holding company, announced that its board of directors had authorized management to review the potential benefits of a demutualization of American Mutual. American Mutual is owned by its members who are also policyowners of AmerUs Life. American Mutual expects to complete the study and make a final decision in the second quarter of 1999.


         LIFE INSURANCE SUBSIDIARIES

         The cash flows of the Company's life insurance subsidiaries consist primarily of premium income, deposits to policyowner account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. Cash outflows are primarily related to withdrawals of policyowner account balances, investment purchases, payment of policy acquisition costs, payment of policyowner benefits, payment of debt, income taxes and current operating expenses. Life insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash flows are adequate to meet benefit obligations to policyowners and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business.

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

         The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at December 31, 1998 (including liabilities in both the Closed Block and the general account):

(dollars in millions)


Not subject to discretionary withdrawal                           $  368.9
Subject to discretionary withdrawal with adjustments
     Specified surrender charges (A)                               4,054.4
     Market value adjustments                                      1,676.8
                                                                  --------

     Subtotal                                                      5,731.2

Subject to discretionary withdrawal without adjustments            1,196.8
                                                                  --------

     Total                                                        $7,296.9
                                                                  ========

(A) Includes $1,146.3 million of liabilities with a contractual surrender charge of less than five percent of the account balance.

         Through its membership in the Federal Home Loan Bank (FHLB) of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. Interest is payable at a current rate at the time of any advance. As of December 31, 1998, AmerUs Life had a $25.0 million open secured line of credit against which there were no borrowings. In addition to the line of credit, AmerUs Life has long-term advances from the FHLB outstanding of $16.1 million at December 31, 1998.

         The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of December 31, 1998 had a carrying value of $9.0 billion, including Closed Block investments.

         At December 31, 1998, the statutory surplus of the Company's subsidiaries was approximately $472.9 million. The Company believes that this level of statutory capital is more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

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

         The Closed Block was formed to give certain policyowners additional assurances as to the dividend policies of the Company. As a result of establishing the Closed Block on June 30, 1996, the Company allocated certain assets from its investment portfolio to the Closed Block (see Note 1 to the Consolidated Financial Statements for further discussion). The following table summarizes consolidated invested assets by asset category as of December 31, 1998 and 1997, and sets forth the allocation of such assets between the Closed Block and the general account. The remaining information relating to the Company's investment portfolio presents information about the investment portfolio on a combined basis (including invested assets in both the Closed Block and the general account).



                                                                  Consolidated Invested Assets
                                                                         December 31,
                                                                         ------------
                                                       1998                                           1997
                                                       ----                                           ----

                                  Carrying    Carrying                            Carrying       Carrying
                                  value       value                               value          value
                                  Closed      general                 % of        Closed         general                   % of
                                  Block       account    Combined     Total       Block          account      Combined     Total
                                  -----       -------    --------     -----       -----          -------      --------     -----

                                                                     (Dollars in millions)
Fixed maturity securities
    Public                     $  948.8     $6,298.8     $7,247.6      80.6%    $  894.2      $6,667.7      $7,561.9       84.8%
    Private                       167.7        411.5        579.2       6.4        158.9         206.7         365.6        4.1
                               --------     --------     --------      ----     --------      --------      --------      -----

       Subtotal                 1,116.5      6,710.3      7,826.8      87.0      1,053.1       6,874.4       7,927.5       88.9

Equity securities                     -         68.5         68.5       0.8            -          61.4          61.4        0.7
Mortgage loans                        -        566.4        566.4       6.3            -         462.5         462.5        5.2
Policy loans                      181.9        110.8        292.7       3.3        168.4         117.8         286.2        3.2
Real estate investments               -          0.6          0.6         -            -           8.7           8.7        0.1
Other invested assets               3.0        205.8        208.8       2.3          0.6         158.1         158.7        1.8
Short-term investments              8.9         22.4         31.3       0.3          0.6          12.6          13.2        0.1
                               --------     --------     --------     -----     --------      --------      --------      -----

       Total invested assets   $1,310.3     $7,684.8     $8,995.1     100.0%    $1,222.7      $7,695.5      $8,918.2      100.0%
                               ========     ========     ========     =====     ========      ========      ========      ======


FIXED MATURITY SECURITIES

         The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality MBS and United States government and agency obligations. As of December 31, 1998 fixed maturity securities were $7,826.8 million, or 87.0% of the carrying value of invested assets with public and private fixed maturity securities constituting $7,247.6 million, or 92.6%, and $579.2 million, or 7.4%, of total fixed maturity securities, respectively.

         The following table summarizes the composition of the fixed maturity securities by category as of December 31, 1998 and 1997:


                                                 Composition of Fixed Maturity Securities

                                                 December 31, 1998       December 31, 1997
                                                 -----------------       -----------------

                                          Carrying           % of          Carrying         % of
                                            value            Total           value         Total
                                            -----            -----           -----         -----

                                                            (Dollars in millions)

U.S. government/agencies                 $   70.4            0.9%        $   54.6           0.7%
State and political subdivisions             49.6            0.6              9.6           0.1
Foreign governments                         136.9            1.7             76.6           1.0
Corporate                                 4,678.5           59.8          4,234.4          53.4
Redeemable preferred stocks                  76.7            1.0            102.0           1.3
MBS
        U.S. government/agencies          2,152.3           27.5          2,793.6          35.2
        Non-government/agencies             662.4            8.5            656.7           8.3
                                         --------          -----         --------         -----

           Subtotal-MBS                   2,814.7           36.0          3,450.3          43.5
                                         --------          -----         --------         -----

           Total                         $7,826.8          100.0%        $7,927.5         100.0%
                                         ========          =====         ========         =====


         The following table summarizes fixed maturity securities by remaining maturity as of December 31, 1998:

                 Remaining Maturity of Fixed Maturity Securities


                                                 Carrying               % of
                                                  Value                Total
                                                  -----                -----

                                                     (Dollars in millions)
Due:
   In one year or less (1999)                     $  167.1               2.1%
   One to five years (2000-2004)                   1,896.5              24.2
   Five to 10 years (2005-2009)                    2,047.3              26.2
   10 to 20 years (2010-2019)                        598.4               7.6
   Over 20 years (2020 and after)                    302.8               3.9
                                                  --------             -----

        Subtotal                                   5,012.1              64.0
   MBS                                             2,814.7              36.0
                                                  --------             -----

        Total                                     $7,826.8             100.0%
                                                  ========             =====




         The Company's portfolio of investment grade fixed maturity securities is diversified by number and type of issuer. As of December 31, 1998, investment grade fixed maturity securities included the securities of over 717 issuers, with 2,658 different issues of securities. No non-government issuer represents more than 0.7% of investment grade fixed maturity securities.

         Below-investment grade fixed maturity securities as of December 31, 1998, included the securities of 111 issuers representing 5.9% of total invested assets, with the largest being a $19.2 million investment.

         As of December 31, 1998, 81.0% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor's rating equivalents, of fixed maturity securities as of December 31, 1998:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION
                                December 31, 1998




                                                         Public                  Private                      Total
                 Standard                                ------                  -------                      -----
                 & Poor's
 NAIC            equivalent                      Carrying        % of      Carrying       % of       Carrying         % of
 designation     designation                       value         Total       value        Total        value          Total
 -----------    -----------                       -----          -----       -----        -----        -----          -----

                                                                             (Dollars in millions)
  1          A- or higher                          $4,955.9        68.4%     $352.3        60.8%     $5,308.2        67.8%
  2          BBB- to BBB+                           1,776.9        24.5       204.5        35.3       1,981.4        25.3
                                                   --------        ----      ------        ----      --------        ----

                Total investment grade              6,732.8        92.9       556.8        96.1       7,289.6        93.1
                                                   --------        ----      ------        ----      --------        ----

  3          BB to BB+                                356.0         4.9        14.4         2.5         370.4         4.7
  4          B                                        152.4         2.1         7.9         1.4         160.3         2.1
  5          CCC or lower                               6.4         0.1         0.1           -           6.5         0.1
                                                   --------        ----      ------        ----      --------        ----

                Total below investment grade          514.8         7.1        22.4         3.9         537.2         6.9
                                                   --------        ----      ------        ----      --------        ----

                Total                              $7,247.6       100.0%     $579.2       100.0%     $7,826.8       100.0%
                                                   ========       =====      ======       =====      ========       =====


         MBS comprise a core position within the Company's fixed maturity securities investments. MBS investments include residential, commercial MBS, home equity loans (including home equity loans purchased from one of the Company's affiliates), manufactured housing, FHA Title I and CMBS. Residential mortgage pass-throughs and CMOs total $2,302.4 million or 25.6% of total invested assets. As of December 31, 1998, MBS were $2,814.7 million or 31.3%, of total invested assets of which $2,152.3 million, or 76.5% of MBS were from government sponsored enterprises. Other MBS were $662.4 million, or 23.5%, of MBS as of December 31, 1998. Management believes that the quality of assets in the MBS portfolio is generally high, with 84.6% of such assets representing agency backed or "AAA" rated securities.

         The Company uses interest rate swaps, caps, and options to reduce its exposure to changes in interest rates and to manage duration mismatches. Although the Company is subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. The Company's policy is to contract only with counterparties that are rated "AA" or higher; accordingly, it is expected that counterparties will be able to satisfy their obligations under such contracts. The Company is also subject to the risk associated with changes in the value of contracts. However, such adverse changes in value generally are offset by changes in the value of the items being hedged. The notional principal amounts of the swaps, caps, and options, which represent the extent of the Company's involvement in such contracts but not the risk of loss, at December 31, 1998, amounted to $1,336.0 million. The swaps had no carrying value at December 31, 1998 and a fair value which amounted to a net payable position of $1.9 million at December 31, 1998. The carrying value and fair value of interest rate caps amounted to $1.7 million and $0.5 million, respectively, and the carrying value and fair value of options amounted to $49.2 million and $70.9 million, respectively. The interest rate caps and options are reflected as "other investments" on the Company's consolidated financial statements as of December 31, 1998. The net amount payable or receivable from interest rate swaps and caps are accrued as an adjustment to interest income.


         MORTGAGE LOANS

         As of December 31, 1998, mortgage loans in the Company's investment portfolio were $566.4 million, or 6.3% of the aggregate carrying value of invested assets, including the Closed Block. As of December 31, 1998, commercial mortgage loans and residential mortgage loans comprised 66.8% and 33.2%, respectively, of the mortgage loans in the Company's investment portfolio.

         Commercial mortgage loans consist primarily of fixed-rate mortgage loans. As of December 31, 1998, the Company held 372 individual commercial mortgage loans with an average balance of $1.1 million.

         As of December 31, 1998, only one loan aggregating $2.3 million, or 0.4%, of the Company's loan portfolio (as measured by principal balance) was classified as delinquent or in foreclosure. As of the same date, only one loan aggregating $1.7 million, or 0.3%, of the Company's loan portfolio (as measured by principal balance) was classified as restructured. During 1998, the Company had one foreclosure of $0.5 million.


         EQUITY REAL ESTATE

         In recent years the Company has significantly reduced its equity real estate portfolio. As of December 31, 1998, the carrying value of investment real estate, including the Closed Block, was $0.6 million.


         OTHER

         The Company held $292.7 million of policy loans on individual insurance products as of December 31, 1998. Policy loans are permitted to the extent of a policy's contractual limits and are fully collateralized by policy cash values.

         As of December 31, 1998, the Company held equity securities of $68.5 million. The largest holding of equity securities, Federal Home Loan Bank, had a carrying value of $12.3 million as of December 31, 1998.

         The Company held $240.1 million of other invested assets (including short-term investments) on December 31, 1998. Other invested assets consist primarily of various joint venture and limited partnership investments.


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

         In force reserves and the assets allocated to each segment are modeled on a regular basis to analyze projected cash flows under a variety of economic scenarios. The result of this modeling is used to modify asset allocation, investment portfolio duration and convexity and renewal crediting strategies. The Company invests in CMOs as part of its basic portfolio strategy, but uses other types of derivatives only as a hedge against the effects of interest rate fluctuations or to synthetically alter the investment characteristics of specific assets. For a further discussion and disclosure of the nature and extent of the Company's use of derivatives, see Note 14 to the Consolidated Financial Statements.


FEDERAL INCOME TAX MATTERS

         The Company and its non-life subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns. The separate return method is used to compute the Company's provision for federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.


EMERGING ACCOUNTING MATTERS

         SFAS 130, 131, AND 132

         In 1998, the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures about Segments of an Enterprise and Related Information;" and SFAS 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits." Adoption of these statements were of a reporting nature and had no impact on the financial position or results of operations of the Company.

         SFAS 133

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges or variable cash flows or forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. SFAS No. 133 is effective for all fiscal quarters of all years beginning after December 31, 1999. The Company is evaluating SFAS No. 133 and has not determined its effect on the Consolidated Financial Statements.

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


         SOP 98-1

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning after December 15, 1998. The SOP will not have a material impact on the financial position or results of operations of the Company.


         STATUTORY ACCOUNTING CODIFICATION

         The NAIC has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and are effective in 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The Company is currently evaluating the impact of codification to its statutory financial statements, however the changes will not have a material impact on statutory surplus.

YEAR 2000 COMPLIANCE

         As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value "2000". Many existing application software products were designed to accommodate only a two-digit date position which represents the year (e.g., the number "95" is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., "99") is the maximum date value many information technology (IT) systems will be able to process accurately.

         The Company formed a Year 2000 working group to address potential problems posed by this development to assure that the Company is prepared for the year 2000. The Company's overall Year 2000 compliance initiatives include the following components: (i) assessment of all business critical systems (business critical systems include computer and embedded systems); processes and external interfaces and dependencies; (ii) remediation or upgrading of business critical systems; (iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning.

         The Company has made significant progress in accomplishing the necessary modifications and conversions to deal with Year 2000 issues. The Year 2000 Project has four main components: IT Systems, Non-IT Systems, Business Partners and Contingency Planning.

         The IT Systems Project has been organized into three phases as follows: inventory, remediation/replacement and integrated testing. The inventory phase is complete. Because mainframe systems are a major part of our Year 2000 Project, work on these systems began in 1996. Mainframe remediation efforts are more than 92% complete, and this work is scheduled for completion in the first quarter of 1999. Work on personal computer and network systems began in early 1998, and the remediation/replacement phase for these systems is about 62% complete. This work is scheduled for completion in the second quarter of 1999. The Company has been testing individual systems as part of its remediation effort, and full system integration testing of all business critical systems is scheduled for completion in the second quarter of 1999.

         Non-IT Systems include administrative systems such as faxes and phone systems. Facilities also contain non-IT systems such as elevators, heating and cooling systems and security systems. Work on these embedded systems began in 1998; this project is more than 70% complete. The scheduled completion date is the second quarter of 1999.

         All entities with which the Company does business are part of the Business Partners component of the Year 2000 Project. The Company has completed an inventory of business partners, and has identified the significance of various partners to the Company's business. Correspondence has been initiated with business partners to ascertain their Year 2000 readiness, and risk/impact analysis of service or supply disruptions have been completed. Based upon the results of analysis, action and contingency plans are being developed for various business partners. This project is scheduled for completion in the second or third quarter of 1999.

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

         During the second quarter of 1998 the Company engaged an independent IT consulting firm to review its Year 2000 Project plans, priorities and processes. This review considered the Company's efforts as compared to industry "best practices." This review verified the appropriateness of the Company's Year 2000 Project and provided additional direction for its continuation. In December of 1998 the Company hired an independent consulting firm to conduct a quality assurance review of this project. Recommendations were evaluated and implemented as appropriate.

         Total estimated costs associated with Year 2000 modifications and conversions are approximately $9 million. These estimated costs have increased primarily due to higher than originally estimated outside consulting costs. These costs are expensed as incurred. For the year ended December 31, 1998, the Company has incurred $3.9 million in Year 2000 expenses, and $4.2 million since the beginning of the Year 2000 Project.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The main objectives in managing the investment portfolios of the Company and its insurance subsidiaries are to maximize investment income and total investment returns while minimizing credit risks in order to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including asset liability management, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors.

         Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to financial instruments of the Company and its subsidiaries primarily relate to the investment portfolio, which exposes the Company to risks related to interest rates and, to a lesser extent, credit quality and prepayment variation. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

         Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Management views these potential changes in price within the overall context of asset and liability management. Company actuaries estimate the payout pattern of our liabilities, primarily the Company's lapsation, to determine duration, which is the present value of the fixed income investment portfolios after consideration of the duration of these liabilities and other factors, which management believes mitigates the overall effect of interest rate risk for the Company.

         The table below provides information about the Company's fixed maturity investments and mortgage loans at December 31, 1998. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                               EXPECTED CASH FLOWS

Amortized
                          1999      2000    2001      2002       2003     Thereafter    Cost
                          ----      ----    ----      ----       ----     ----------    ----

                                                  (Dollars in millions)
Fixed Maturity
  Securities             $850      $678     $572      $560       $792     $3,140      $6,592
Average interest
  rate                    6.5%      6.7%     6.8%      6.7%       6.4%       7.5%

Mortgage loans           $ 25      $ 19     $ 21      $  3       $  4     $  494      $  566
Average interest
  rate                   10.2%      9.6%     9.8%      9.7%       9.5%       8.7%
                         ----      ----     ----      ----       ----     ------      ------
Total                    $875      $697     $593      $563       $796     $3,634      $7,158
                         ====      ====     ====      ====       ====     ======      ======


         The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 70% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 8% of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 12 years.

         Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the Company's portfolio of mortgage-backed securities. Management monitors such risk regularly. The Company invests primarily in those classes of mortgage-backed securities that are less subject to prepayment risk.

         The Company's use of derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swaps, caps, swaptions and options. These instruments, viewed separately, subject the Company to varying degrees of market and credit risk. However when used for hedging, the expectation is that these instruments would reduce overall market risk. Credit risk arises from the possibility that counterparties may fail to perform under the terms of the contracts. (See Note 14 of the Consolidated Financial Statements for additional information).

         Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term grade bonds. However, returns over longer time frames have been consistently higher. The Company's equity securities are high quality and readily marketable.

         All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


PART III

         The Notice of 1999 Annual Meeting of Shareholders and Proxy Statement, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10. Directors and Executive Officers of the Registrant, 11. Executive Compensation, 12. Security Ownership of Certain Beneficial Owners and Management and 13. Certain Relationships and Related Transactions).


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. Reference is made to the index on page F-1 of the report.

       2. Financial Statement Schedules. Reference is made to the Index on page S-1 of the report.

       3. Exhibits Reference is made to the Index to Exhibits on page 63 of the report.

(b)    Reports on Form 8-K

      1.   None.

                   AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit
No.                        Description
-------                   -----------

2.1         Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the registration statement of the Registrant on Form S-1,
            Registration Number 333-12239, is hereby incorporated by reference.
2.2         Amended and Restated Agreement and Plan of Merger, dated as of
            September 19, 1997 and as amended and restated as of October 8,
            1997, by and among the Registrant, AFC Corp. and AmVestors Financial
            Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration
            Statement of the Registrant on Form S-4, Registration Number
            333-40065 is hereby incorporated by reference.
2.3         Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly owned subsidiary of the Registrant and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of the Registrant dated October 8, 1997, is hereby incorporated by reference.
3.1         Amended and Restated Articles of Incorporation of the Registrant
            filed as Exhibit 3.5 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
3.2         Bylaws of the Registrant, filed as Exhibit 3.2 to the registration statement of the Registrant on Form S-1, Registration Number
            333-12239, are hereby incorporated by reference.
3.3*        Articles of Amendment of the Registrant dated September 25, 1998.
4.1         Amended and Restated Trust Agreement dated as of February 3, 1997 among the Registrant, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration
            Number 333-13713, is hereby incorporated by reference.

4.2 Indenture dated as of February 3, 1997 between the Registrant and Wilmington Trust Company relating to the Company's 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.3 Guaranty Agreement dated as of February 3, 1997 between the Registrant, as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.4 Common Stock Purchase Warrant, filed as Exhibit (10)(v) to Form 10-of AmVestors Financial Corporation dated May
            13, 1992, is hereby incorporated by reference.
4.5 Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among the Registrant, First Union Trust Company and the administrative trustees named therein, relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.6 Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of the Registrant, AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.
4.7 Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by the Registrant, relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.8 QUIPS Guarantee Agreement, dated as of July 27, 1998, by the Registrant, relating to the Registrant's 7.0% ACES Units, filed as
            Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.9 Master Unit Agreement, dated as of July 27, 1998, between the Registrant and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.10 Call Option Agreement, dated as of July 27, 1998, between Goldman, Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.10 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.11 Pledge Agreement, dated as of July 27, 1998, among the Registrant, Goldman, Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.11 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.12 Senior Indenture, dated as of June 16, 1998, by and between the Registrant and First Union National Bank, as Indenture Trustee, relating to the Registrant's 6.95% Senior Notes, filed as Exhibit
            4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.13 Subordinated Indenture, dated as of July 27, 1998, by and between the Registrant and First Union National Bank, as Indenture Trustee, relating to the Registrant's 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
10.1 Amended and Restated Intercompany Agreement dated as of December 1, 1996, among American Mutual Holding Company, AmerUs Group Co. and the Company. Filed as Exhibit 10.81 to the Registrant's registration statement on Form S-1, Registration Number 333-12239, is hereby incorporated by reference
10.2 Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as
            Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.3 Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.4 Agreement and Plan of Merger, dated as of August 24, 1994, among Central Life Assurance Company and American Mutual Life Insurance Company, filed as Exhibit 10.4 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.5 All-AmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6 American Mutual Life Insurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.7 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.7 Central Life Assurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.8 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.9        AmerUs Life Insurance Company Performance Share Plan, filed as
            Exhibit 10.10 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.11 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.12 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.13 Amended and Restated Agreement of Limited Partnership of American Mutual Affordable Housing Partners, L.P., dated as of September 1, 1995, among GrA Partners Joint Venture, AmerUs Properties, Inc., American Mutual Life Insurance Company, NCC Polar Company and NCC Orion Company, filed as Exhibit 10.35 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.14       Tax Allocation Agreement dated as of November 4, 1996, filed as
            Exhibit 10.68 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.15 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly-owned subsidiary of the Registrant and Delta Life Corporation, filed as Exhibit 2.2 to the Registrant's report on Form 8-K on October 8, 1997, is hereby incorporated by reference.

10.16 Purchase Agreement between AmerUs Life and AmerUs Bank dated March 5, 1997 relating to the sale of certain loans , filed as Exhibit
            10.82 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.17 Credit Agreement, dated as of October 23, 1997, among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent , filed as Exhibit
            10.84 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.18 Coinsurance Agreement, effective February 1, 1996, between Delta Life and Annuity Company and London Life Reinsurance Company , filed as Exhibit 10.85 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.19 AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.
10.20 1989 Non-Qualified Stock Option Plan adopted March 17, 1989, filed as Exhibit (10)(q) to Form 10-K of AmVestors Financial Corporation, dated April 12, 1989, is hereby incorporated by reference.
10.21 Amended and Restated Miscellaneous Service Agreement, dated as of July 21, 1997, among American Mutual Holding Company, Registrant, AmerUs Life Insurance Company, AmerUs Group Co., AmerUs Bank, AmerUs Mortgage, Inc., Iowa Realty Co., Inc., Iowa Title Company, AmerUs Insurance, Inc., AmerUs Properties, Inc., AmerUs Direct, Inc., filed as Exhibit 10.57 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.22 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa, filed as Exhibit 10.58 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.23 First Amendment dated February 1, 1998 to Lease Agreement dated December 1, 1996 between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa, filed as Exhibit 10.59 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.

10.24 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, 1213 Cherry Street, Des Moines, Iowa, filed as Exhibit 10.60 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.25 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and the Registrant, property 418 Sixth Avenue Moines, Iowa, filed as Exhibit 10.61 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.26* Revised and Restated Lease - Business Property, dated May 28, 1998, between AmerUs Properties, Inc. and the Registrant property, 699 Walnut Street, Des Moines, Iowa.
10.27* Addendum, dated May 28, 1998 to lease dated May 28, 1998 between AmerUs Properties and the Registrant.
10.28* Addendum II, dated July 21, 1998, to lease dated May 28, 1998 between AmerUs Properties and the Registrant.
10.29 Servicing Agreement, dated March 5, 1997, between AmerUs Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit
            10.64 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.30 Consent dated as of May 20, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.72 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.31 First Amendment dated as of May 30, 1997 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.73 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.32 Second Amendment dated as of June 22, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.74 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.33 Second Consent and Amendment dated as of October 2, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.75 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.

10.34       MIP Deferral Plan dated as of September 1, 1998, filed as Exhibit
            10.76 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.35*      Open Line of Credit Application and Terms Agreement, dated March 4,
            1998, between Federal Home Loan Bank of Des Moines and AmerUs Life
            Insurance Company.
10.36*      Origination Agreement, dated August 1, 1998, between AmerUs Home
            Equity, Inc. and AmerUs Life Insurance Company.
10.37*      Third Waiver to Credit Agreement dated as of November 16, 1998 to the Credit Agreement dated as of October 23, 1997 among the
            Registrant, Various Lender Institutions, the Co-Arrangers and The
            Chase Manhattan Bank, as Administrative Agent.
10.38*      Fourth Consent and Amendment, dated as of December 4, 1998 to the
            Credit Agreement dated as of October 23, 1997 among the Registrant,
            Various Lender Institutions, the Co-Arrangers and The Chase
            Manhattan Bank, as Administrative Agent.
10.39*      Administrative Services Agreement, dated as of August 1, 1998, among American Mutual Holding Company, Registrant, AmerUs Group,
            AmerUs Home Equity, Inc., AmerUs Mortgage, Inc., AmerUs Properties,
            Inc., American Capital Management Group, Inc., AmerUs Life Insurance
            Company, AmVestors Financial Corporation, American Investors Life
            Insurance Company, Inc., and Delta Life and Annuity Company.
12*         Computation of Ratios of Earnings to Fixed Charges
21.1*       List of Subsidiaries of the Registrant
23.1*       Consent of KPMG Peat Marwick LLP
27.1*       Financial Data Schedule
99.3        Employment Agreement, dated as of September 19, 1997, among Mark V.
            Heitz, AmVestors Financial Corporation, American Investors Life
            Insurance Company, Inc., AmVestors Investment Group, Inc. and
            American Investors Sales Group, Inc., filed as Exhibit 99.3 to the registration statement of the Registrant on Form S-4, Registration
            Number 333-40065, is incorporated by reference.
99.4        Agreement of Sale, dated as of October 22, 1997, by and between R.
            Rex Lee and AmerUs Group, Co., filed as Exhibit 99.4 to the registration statement of the Registrant on Form S-4, Registration
            Number 333-40065, is incorporated by reference.
99.5*       Retirement Agreement, dated June 27, 1997, by and between Victor N.
            Daley and AmerUs Life Holdings, Inc.

----------------------

*    included herein

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERUS LIFE HOLDINGS, INC.


                                             /s/ Roger K. Brooks
Date:  March 30, 1999                       ----------------------------
                                             Roger K. Brooks
                                             Chairman, President and
                                             Chief Executive Officer

                                POWER OF ATTORNEY

         We, the undersigned officers and directors of AmerUs Life Holdings, Inc., hereby severally and individually constitute and appoint Michael G. Fraizer, Brenda J. Cushing and James A. Smallenberger, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done on the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by or said attorneys and agents or each of them to any and all such amendments and instruments.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Roger K. Brooks
------------------------------------        Chairman, President and Chief
                                            Executive Officer (principal
                                            executive officer) and Director
/s/ Michael G. Fraizer
------------------------------------        Senior Vice President and
Michael G. Fraizer                          Chief Financial Officer
                                            (principal financial officer)

/s/ Brenda J. Cushing
------------------------------------        Vice President and Controller
Brenda J. Cushing                           (principal accounting officer)

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

------------------------------------        Director
John W. Norris, Jr.

/s/ Jack C. Pester
------------------------------------        Director
Jack C. Pester

/s/ John A. Wing
------------------------------------        Director
John A. Wing

                           AMERUS LIFE HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report.............................. F-2
Consolidated Balance Sheets as of
  December 31, 1998 and 1997.............................. F-3 through F-5
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996........................ F-6 through F-7
Consolidated Statements of Comprehensive Income for
  the years ended December 31, 1998, 1997 and 1996........ F-8
Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996.... F-9 through F-10
Consolidated Statements of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996.................. F-11 through F-13
Notes to Consolidated Financial Statements................ F-14 through F-74


         Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

                                     -F 1-

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AmerUs Life Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                              KPMG Peat Marwick LLP

Des Moines, Iowa
February 10, 1999






                                     -F 2-

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                             (Dollars in thousands)


                                                                        1998                     1997
                                                                        ----                     ----
Assets
Investments
     Securities available-for-sale at fair value (note 2)
         Fixed maturity securities                                   $ 6,710,246             $ 6,851,427
         Equity securities (note 6)                                       68,483                  61,480
         Short-term investments                                           22,428                  12,595
     Fixed maturity securities held for
         trading purposes (note 2)                                             -                  22,955
     Mortgage loans on real estate (note 3)                              566,403                 462,473
     Real estate                                                             633                   8,670
     Policy loans                                                        110,786                 117,865
     Other investments                                                   205,790                 158,073
                                                                     -----------              ----------

              Total investments                                        7,684,769               7,695,538
Cash                                                                      60,090                  58,081
Accrued investment income                                                 79,921                  84,713
Premiums and fees receivable                                               4,385                   3,445
Reinsurance receivables                                                    6,174                   6,203
Deferred policy acquisition costs (note 4)                               246,030                 118,896
Value of business acquired (note 5)                                      224,540                 266,014
Investment in unconsolidated subsidiaries                                 29,602                  26,849
Goodwill                                                                 215,506                 220,250
Property and equipment                                                    23,249                  22,863
Other assets                                                             401,239                 359,308
Closed Block assets                                                    1,453,305               1,391,848
                                                                     -----------             -----------

              Total assets                                           $10,428,810             $10,254,008
                                                                     ===========             ===========


                                     -F 3-

Liabilities and Stockholders' Equity
Liabilities
     Policy reserves and policyowner funds:
         Future life and annuity policy
         benefits                                                                         $ 7,185,417             $ 7,074,444
         Policyowner funds                                                                     95,974                  89,641
                                                                                          -----------             -----------

                                                                                            7,281,391               7,164,085

     Accrued expenses                                                                          41,323                  39,095
     Dividends payable to policyowners                                                          1,168                   1,575
     Policy and contract claims                                                                13,433                   4,548
     Income taxes payable                                                                       9,574                  12,753
     Deferred income taxes (note 7)                                                            11,398                  16,914
     Other liabilities                                                                        159,350                 111,180
     Debt (note 6)                                                                            141,051                 266,435
     Closed Block liabilities                                                               1,703,195               1,623,432
                                                                                          -----------              ----------

              Total liabilities                                                             9,361,883               9,240,017
                                                                                          -----------              ----------

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of the
     Company (note 6)                                                                         216,729                  86,000
                                                                                           ----------              ----------
Stockholders' equity (note 12)
     Preferred stock, no par value,
         20,000,000 shares authorized,
         none issued                                                                                -                      v
     Common stock, Class A, no par value,
         180,000,000 shares authorized 1998; 75,000,000 shares authorized 1997;
         issued and outstanding 25,425,983 shares (net of 4,308,936 treasury shares) in 1998 and 29,734,918 shares
         in 1997                                                                              25,426                  29,735




                                     -F 4-

     Common stock, Class B, no par value,
         50,000,000 shares authorized;
         5,000,000 shares issued and
         outstanding                                                                            5,000                   5,000
     Paid-in capital                                                                          290,091                 383,686
     Accumulated other comprehensive income                                                    26,471                  55,747

     Retained earnings                                                                        503,210                 453,823
                                                                                          -----------             -----------

              Total stockholders' equity                                                      850,198                 927,991
                                                                                          -----------             -----------

Commitments and contingencies (note 11)

     Total liabilities and
         stockholders' equity                                                             $10,428,810             $10,254,008
                                                                                          ===========             ===========


See accompanying notes to consolidated financial statements.


                                     -F 5-

                           AMERUS LIFE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)


                                                                1998            1997              1996
                                                                ----            ----              ----
Revenues
   Insurance premiums                                         $81,197           $ 48,127         $138,476
   Universal life and annuity product charges                  71,104             47,306           52,220
   Net investment income (note 2)                             506,949            224,431          228,625
   Realized gains (losses) on investments (note 2)               (112)            13,791           65,983
   Contribution from the Closed Block                          31,478             31,044           19,909
                                                             --------           --------         --------

                                                              690,616            364,699          505,213
                                                             --------           --------         --------

Benefits and expenses
   Policyowner benefits                                       430,756            195,976          264,742
   Underwriting, acquisition, and insurance
      expenses                                                 81,416             49,999           54,857
   Amortization of deferred policy acquisition
      costs and value of business acquired
      (notes 4 and 5)                                          60,214             23,776           40,160
   Dividends to policyowners                                    2,558              1,587           26,324
                                                             --------           --------         --------

                                                              574,944            271,338          386,083
                                                             --------           --------         --------

Income from operations                                        115,672             93,361          119,130

Interest expense (note 6)                                      27,075             14,980            2,142
                                                             --------           --------         --------

Income before income tax expense and
   equity in earnings of unconsolidated
   subsidiary                                                  88,597             78,381          116,988
Income tax expense (note 7)                                    28,422             22,022           43,859
                                                             --------           --------         --------

Income before equity in earnings of
   unconsolidated subsidiary                                   60,175             56,359           73,129
Equity in earnings of unconsolidated
   subsidiary                                                   2,654              1,700            1,044
                                                             --------           --------         --------
        Net income                                           $ 62,829           $ 58,059         $ 74,173
                                                             ========           ========         ========



                                     -F 6-


Earnings per common share (note 16)

  Basic                                                         $1.88              $2.47            $3.20
                                                                =====              =====            =====

  Diluted                                                       $1.86              $2.46            $3.20
                                                                =====              =====            =====

Weighted average common shares outstanding

  Basic                                                    33,458,140         23,536,666       23,155,989
                                                           ==========         ==========       ==========

  Diluted                                                  33,695,752         23,572,259       23,155,989
                                                           ==========         ==========       ==========


See accompanying notes to consolidated financial statements.



                                     -F 7-

                           AMERUS LIFE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)


                                                              1998             1997              1996
                                                              ----             ----              ----

Net income                                                  $62,829            $58,059          $ 74,173

Other comprehensive income(loss), before tax
   Unrealized gains (losses) on securities
      Unrealized holding gains (losses)
       arising during period                                (29,081)            51,717           (47,503)
      Less: reclassification adjustment
         for gains included in net income                     6,477             18,531            66,016
   Minimum pension liability adjustment                      (1,718)                 -                 -
                                                            -------            -------          --------
   Other comprehensive income (loss), before tax            (37,276)            33,186          (113,519)
   Income tax (expense) benefit related to items
   of other comprehensive income (note 7)                     8,000            (12,739)           40,105
                                                            -------            --------         --------
   Other comprehensive income (loss), net of tax            (29,276)            20,447           (73,414)
                                                            -------            -------          --------

Comprehensive income                                        $33,553            $78,506          $    759
                                                            =======            =======          ========



See accompanying notes to consolidated financial statements.



                                     -F 8-

                           AMERUS LIFE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997, and 1996
                                 (In thousands)

                                                                                 Accumulated
                                                                                   other                            Total
                                               Common stock                       compre-                          stock-
                                               ------------            Paid-in     hensive        Retained         holders'
                                          Class A       Class B        capital     income         earnings         equity
                                          -------       -------        -------     ------         --------         ------

Balance at December 31, 1995          $     --        $    --     $      --      $ 108,714      $ 431,195        $ 539,909
      Net income                            --             --            --             --         74,173           74,173
      Net unrealized (loss) on
        securities                          --             --            --        (73,414)             v          (73,414)
      Dividend to American
        Mutual Holding Company
           (note 9)                         --             --            --             --         (4,158)          (4,158)
      Capital contributions to
        affiliates (note 9)                 --             --            --             --        (79,000)         (79,000)
      Issuance of common stock          14,500          5,000            --             --        (19,500)              --
                                      --------       --------     ---------      ---------      ---------        ---------

Balance at December 31, 1996            14,500          5,000            --         35,300        402,710          457,510



                                     -F 9-



      Net income                            --             --            --             --         58,059           58,059
      Net unrealized gain on
        securities                          --             --            --         20,447             --           20,447
      Issuance of common stock          15,235             --       383,686             --             --          398,921
      Dividends declared on
        common stock                        --             --            --             --         (6,946)          (6,946)
                                      --------        --------    ----------     ---------      ---------       ----------
Balance at December 31, 1997          $ 29,735        $ 5,000     $ 383,686      $  55,747      $ 453,823       $  927,991
    Net income                              --             --            --             --         62,829           62,829
    Net unrealized (loss) on
        securities                          --             --            --        (28,076)            --          (28,076)
    Minimum pension liability
        adjustment                          --             --            --         (1,200)            --           (1,200)
    Stock issued under various
        incentive plans, net of
        forfeitures                         14             --           635             --             --              649
    Purchase of treasury stock          (4,325)            --       (97,810)            --             --         (102,135)
    Issuance of treasury stock               2             --           661             --             --              663
    Retirement of company-
        obligated mandatorily
    redeemable preferred
    capital securities (note 6)             --             --         2,919             --            --             2,919
   Dividends declared on common
      stock                                 --             --            --             --       (13,442)          (13,442)
                                      --------        --------    ----------     ---------      ---------        ---------

Balance at December 31, 1998          $ 25,426        $ 5,000     $ 290,091      $  26,471      $ 503,210        $ 850,198
                                      ========        ========    =========      =========      =========        =========





See accompanying notes to consolidated financial statements.



                                     -F 10-

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)



                                                            1998               1997               1996
                                                            ----               ----               ----

Cash flows from operating activities
   Net income                                          $    62,829         $    58,059         $    74,173
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
      Policyowner assessments on universal
        life and annuity products                          (71,104)            (43,441)            (49,347)
      Interest credited to policyowner
        account balances                                   182,200             127,066             109,457
      Realized investment (gains) losses                       112             (13,791)            (65,983)
      Goodwill amortization                                  7,531                 602                   -
      VOBA amortization                                     32,932               2,790                   -
      Change in:
        Accrued investment income                            4,792                (351)              8,033
        Reinsurance ceded receivables                           29              (1,548)             (6,708)
        Deferred policy acquisition costs                 (125,994)            (30,366)            (12,235)
        Liabilities for future policy benefits             238,885             (21,448)             16,504
        Policy and contract claims and other
           policyowner funds                                 8,885              (2,727)             (9,578)
        Income taxes:
           Current                                          (1,607)             (1,552)              6,422
           Deferred                                          2,619               2,156              (7,181)
      Other, net                                             31,39              12,971              15,127
      Change in Closed Block assets
        and liabilities, net                               105,911             135,970              68,870
                                                       -----------         -----------         -----------

      Net cash provided by operating activities            479,411             224,390             147,554
                                                       -----------         -----------         -----------

Cash flows from investing activities
   Purchase of fixed maturities
      available-for-sale                                (3,449,439)         (1,473,579)         (1,423,268)
   Maturities, calls, and principal
      reductions of fixed maturities
      available for sale                                 3,544,178           1,356,762           1,339,860
   Purchase of equity securities                          (323,295)            (53,850)           (280,215)
   Proceeds from sale of equity securities                 331,641              67,794             363,358
   Proceeds from repayment and sale
      of mortgage loans                                    118,947             171,082             119,061
   Purchase of mortgage loans                             (231,004)           (137,222)            (46,532)




                                     -F 11-


   Purchase of real estate and other
      invested assets                                    (266,416)            (22,524)            (59,119)
   Proceeds from sale of real estate and
      other invested assets                               232,494                   -              26,023
   Change in policy loans, net                              7,079              (9,625)             (6,630)
   Other assets, net                                       (5,978)             89,109             (73,735)
   Acquisitions, net of cash acquired                           -            (153,798)                  -
   Change in Closed Block
      investments, net                                    (93,364)           (103,401)            (69,550)
   Initial establishment of the
      Closed Block                                              -                   -             (22,925)
                                                      -----------         -----------         -----------

      Net cash (used in) investing activities            (135,157)           (269,252)           (133,672)
                                                      -----------         -----------         -----------

Cash flows from financing activities
   Deposits to policyowner account balances               855,181             122,531             156,420
   Withdrawals from policyowner account
        balances                                       (1,087,856)           (233,537)           (293,521)
   Change in debt, net                                   (125,384)             78,054             160,642
   Purchase of treasury stock                            (102,135)                  -                   -
   Issuance of treasury stock                                 663                   -                   -
   Dividends to American Mutual
      Holding Company                                           -                   -              (4,158)
   Dividend to shareholders                               (13,442)             (6,946)                  -
   Issuance of company-obligated mandatorily
      redeemable capital securities                       144,963              86,000                   -
   Retirement of company-obligated mandatorily
      redeemable capital securities                       (14,235)                  -                   -
   Net proceeds from initial public stock
      offering                                                  -              55,027                   -
   Capital contribution to affiliates                           -                   -             (36,071)
                                                      -----------         -----------         -----------

      Net cash provided by (used in)
       financing activities                              (342,245)            101,129             (16,688)
                                                      -----------         -----------         -----------

      Net (decrease) increase in cash                       2,009              56,267              (2,806)
Cash at beginning of period                                58,081               1,814               4,620
                                                      -----------         -----------         -----------

Cash at end of period                                 $    60,090         $    58,081         $     1,814
                                                      ===========         ===========         ===========

Supplemental disclosure of cash activities
   Interest paid                                      $    26,641         $    10,420         $     2,224
                                                      ===========         ===========         ===========

   Income taxes paid                                  $    17,566         $    42,801         $    45,417
                                                      ===========         ===========         ===========




                                     -F 12-

                                                 1998             1997               1996
                                                 ----             ----               ----
Supplemental disclosure of non-cash
investing and financing activities
      Issuance of Class A and Class B
        Common Stock related to the
      Reorganization as a
          reclassification of retained
          earnings                            $      -        $         -        $   19,500
                                              ========        ===========        ==========

Details of acquisitions
   Fair value of assets acquired              $      -        $ 5,744,191         $       -
   Liabilities assumed                               -          5,190,829                 -
                                              --------        -----------         ---------

   Carrying value of acquisitions                    -            553,362                 -
   Common stock issued                               -           (343,894)                -
   Warrants, options and SAR's
      rolled over                                    -            (23,184)                -
   Payments made on liabilities
      included above                                 -             25,800                 -
                                              --------        -----------         ---------

Cash paid                                            -            212,084                 -
Less cash acquired                                   -             58,286                 -
                                              --------        -----------         ---------

Net cash paid for acquisitions                $      -        $   153,798         $       -
                                              ========        ===========         =========

Capital contribution to affiliates
   Net transfer of invested assets:
        Fixed maturities                      $      -        $         -         $   3,550
        Real estate                                  -                  -            38,432
        Mortgage loans                               -                  -             9,309
        Equity securities                            -                  -               802
        Debt assumed from affiliates                 -                  -            (9,164)
                                              --------        -----------         ---------

      Total non-cash items contributed               -                  -            42,929
      Cash contributed                               -                  -            36,071
                                              --------        -----------         ---------

      Total capital contributed               $     -         $         -         $  79,000
                                              ========        ===========         =========


See accompanying notes to consolidated financial statements.


                                     -F 13-

                           AMERUS LIFE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Summary of Significant Accounting Policies

 Nature of Operations

         AmerUs Life Holdings, Inc.'s (the Company) operations consist primarily of marketing, underwriting, and distributing life insurance, annuities, and related products to individuals throughout the United States. The Company's products are sold through a Preferred Producer agency system, a Personal Producing General Agents (PPGA) system and national networks of independent agents. The life insurance and annuity operations are the Company's two operating segments.

 Organization

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

         As a result of the Reorganization, AMHC indirectly owned, through AmerUs Group, 14,500,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock of the Company. The Class B Common Stock must be held, directly or indirectly, by AMHC. The Class B Common Stock is generally convertible on a share-for-share basis for Class A Common Stock. Each share of Class A and Class B Common Stock entitles its holder to one vote per share; however, the voting rights of the Class B shares are adjusted to ensure that votes of the Class B shares together with the votes of Class A shares held by the Class B shareholders will always have a majority of the votes. AMHC must directly or indirectly control a majority of the voting shares of the Company. In addition, as long as the members of AMHC own directly or indirectly more than 50 percent of the voting power of the outstanding voting stock, AMHC is entitled to equity purchase rights which provide

                                     -F 14-
for the Company to notify AMHC in writing of a proposed sale of voting stock or any options, warrants, or rights to acquire voting stock. AMHC has the right to purchase the same proportionate number of shares being offered for sale as AMHC owns of the total shares at the time of the registration.

Basis of Presentation and Principles of Consolidation

         The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in conformity with Generally Accepted Accounting Principles (GAAP) which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

         The accompanying consolidated financial statements include the accounts and operations, after intercompany eliminations, of the Company and its wholly-owned subsidiaries, principally, AmerUs Life, AmVestors Financial Corporation (AmVestors) and Delta Life Corporation (Delta).

         The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain balances for 1996 and 1997 have been reclassified to conform to the 1998 presentation format.

Closed Block

         The Reorganization contained an arrangement, known as a closed block (the Closed Block), to provide for dividends on policies that were generally in force on June 30, 1996 and were within the classes of individual policies for which AmerUs Life had a dividend scale in effect at the time of the Reorganization. The Closed Block was designed to give reasonable assurance to owners of affected policies that assets will be available to support such policies, including maintaining dividend scales in effect at the time of the Reorganization, if the experience underlying such scales continues. The assets, including revenue therefrom, allocated to the Closed Block will accrue solely to the benefit of the owners of policies included in the Closed Block until the Closed Block is no longer in effect. The Company will not be required to support the payment of dividends and interest credits on the Closed Block policies from its general funds, although it could choose to provide such support. The Company will

                                     -F 15-
continue to pay guaranteed benefits under all policies, including policies included in the Closed Block, in accordance with their terms.

         The financial information of the Closed Block, while prepared on a GAAP basis, reflects its contractual provisions and not its actual results of operations and financial position. Many expenses related to the Closed Block operations are charged to operations outside of the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block. Unrealized gains and losses on investments are included outside of the Closed Block as a component of other comprehensive income and will be included in the Closed Block operations upon their realization.




                                     -F 16-

         Summarized financial information of the Closed Block as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1998 and 1997 and for the six months ended December 31, 1996, is as follows (in thousands):



                                                                        December 31,
                                                                        ------------

                                                       1998                 1997                1996
                                                       ----                 ----                ----
Assets
Fixed maturity securities, at fair value
      (amortized cost 1998 - $1,074,208;
      1997 - $1,004,976; 1996 - $883,259)           $ 1,116,540         $ 1,053,066         $   901,261
Short-term investments, at fair value                     8,875                 660               3,126
Policy loans                                            181,866             168,368             166,827
Other investments                                         3,027                 591                   -
Cash                                                          4                  21                   3
Accrued investment income                                14,445              12,617              10,798
Premiums and fees receivable                              3,385               3,591               4,998
Deferred policy acquisition costs                       117,479             143,765             175,235
Other assets                                              7,684               9,169               7,920
                                                    -----------         -----------         -----------

                                                    $ 1,453,305         $ 1,391,848         $ 1,270,168
                                                    ===========         ===========         ===========

Future life and annuity policy benefits             $ 1,517,162         $ 1,448,725         $ 1,363,073
Policyowner funds                                         6,350               6,786               7,602
Accrued expenses                                          3,887               5,980               2,969
Dividends payable to policyowners                       149,487             135,985             132,661
Policy and contract claims                                8,395               5,966               4,765
Other liabilities                                        17,914              19,990               6,201
                                                    -----------         -----------         -----------

                                                    $ 1,703,195         $ 1,623,432         $ 1,517,271
                                                    ===========         ===========         ===========

Revenues and Expenses
Insurance premiums                                  $   198,178         $   206,145         $   108,315
Universal life and annuity product charges               13,695              13,599               6,451
Net investment income                                   115,762             113,759              56,329
Realized gains on investments                            10,324                 718                 481
Policyowner benefits                                   (200,783)           (206,638)           (101,078)
Underwriting, acquisition, and insurance
      expenses                                           (5,042)             (5,477)             (2,969)
Amortization of deferred policy acquisition
      costs                                             (26,286)            (31,471)            (18,412)
Dividends to policyowners                               (74,370)            (59,591)            (29,208)
                                                    -----------         -----------         -----------

      Contribution from the Closed Block
               before income taxes                  $    31,478         $    31,044         $    19,909
                                                    ===========         ===========         ===========




                                     -F 17-

Investments

         Investments in fixed maturity and equity securities that are to be held for indefinite periods of time are reported as securities available-for-sale. Securities available-for-sale are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting from changes in the fair value of these securities are reflected as a component of stockholders' equity, except for certain policies of Delta Life and Annuity Company (Delta Life) which have specific investments identified and for which valuation changes and related unrealized gains and losses are included in future life and annuity policy benefits. These unrealized gains or losses, excluding certain Delta Life unrealized gains or losses as described above, in stockholders' equity are reported net of taxes and adjustments to deferred policy acquisition costs and value of business acquired.

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



                                     -F 18-

Interest Rate Swaps, Caps, Swaptions and Options

         The Company uses interest rate swaps, caps, swaptions and options as part of its overall interest rate risk management strategy for certain life insurance and annuity products. The book values of the underlying hedged investments or anticipated investment transactions are amortized over the remaining lives of the hedged investments as adjustments to investment income. Certain agreements hedge assets which are carried at fair value; accordingly, such underlying hedged investments are also carried at fair value. Any unamortized gains or losses are recognized when the underlying investments are sold.

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

Policy Acquisition Costs

         Certain commissions, policy issue and underwriting costs, and other variable costs incurred to acquire or renew traditional life insurance, universal life insurance, and annuity products have been


                                     -F 19-
deferred. The method of amortizing deferred policy acquisition costs for traditional life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company's statutory surplus. Deferred policy acquisition costs for participating traditional life insurance are generally amortized over the life of the policies in proportion to the present value of estimated gross margins. Non-participating traditional life insurance deferred policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. For universal life insurance and annuity products, deferred policy acquisition costs are generally amortized in proportion to the present value of estimated gross margins from surrender charges and investment, mortality, and expense margins. The amortization for participating traditional life, universal life, and annuity products is adjusted retrospectively when current or estimated future gross margins on the underlying policies vary from previous estimates. The deferred policy acquisition cost asset is adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities.

Value of Business Acquired

         Value of Business Acquired (VOBA) from insurance companies acquired represents the portion of the purchase price allocated to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. This cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.

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

         The discount rate used to determine the value of policies purchased is the rate of return required in order to invest in the business being acquired. Factors in determining this rate include the cost of capital required to fund the acquisition; the acquired company's compatibility with other Company activities that may impact


                                     -F 20-
future cash flows; the complexity of the acquired company; and recent discount rates used by others to determine valuations to acquire similar blocks of business.

         VOBA is amortized based on the incidence of the expected cash flows using the interest rate credited to the underlying policies. If cash flows differ from expectations, the amortization of the VOBA is adjusted. The VOBA asset is adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities. Each year, the recoverability of the VOBA is evaluated and if the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover the VOBA, the difference is charged to expense as an additional write-off of the VOBA.

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

Future Policy Benefits

         The liability for future policy benefits for traditional life insurance is computed using the net level method, utilizing the guaranteed interest and mortality rates used in calculating cash surrender values as described in the contracts. Reserve interest assumptions range from 2.00 percent to 7.25 percent. The weighted


                                     -F 21-
average assumed interest rate for all traditional life policy reserves was 4.30 percent in 1998, 4.27 percent in 1997 and 4.23 percent in 1996. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

         Future policy benefit reserves for universal life insurance and annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. The weighted average interest crediting rates for universal life products were 6.08 percent in 1998, 6.23 percent in 1997 and 6.27 percent in 1996. The range of interest crediting rates for annuity products excluding bonus interest payouts, were 4.00 to 6.70 percent in 1998, 4.50 to 6.70 percent in 1997 and 4.50 to 6.15 percent in 1996.

Participating Policies

         Participating policies entitle the policyowners to receive dividends based on actual interest, mortality, morbidity, and expense experience for the related policies. These dividends are distributed to the policyowners through an annual dividend using current dividend scales which are approved by the board of directors. Nearly 100 percent of traditional life policies are currently paying dividends and traditional life policies represent approximately 62 percent of the Company's individual life policies in force.

Property and Equipment

         Property and equipment is recorded at cost and is depreciated principally under the straight-line method.

Stock-Based Compensation

         Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," requires increased disclosure of compensation expense arising from stock compensation plans. SFAS 123 encourages rather than requires companies to adopt a new method of accounting for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted to continue accounting under APB Opinion 25 which requires compensation cost be recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion 25 in its consolidated financial statements and has disclosed proforma net income and earnings per share information.


                                     -F 22-

Guaranty Fund Assessments

         The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyowners and claimants in the event of insolvency of other life insurance companies. As of December 31, 1998, the Company has accrued for the gross amount of guaranty fund assessments for known insolvencies net of estimated recoveries of premium tax offsets.

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

Income Taxes

         The Company and its non-life insurance subsidiaries file a consolidated federal income tax return. The life insurance subsidiaries file separate federal income tax returns. The separate return method is used to compute the Company's provision for federal income taxes. Deferred income tax assets and liabilities are determined based on differences among the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws.

Earnings Per Share

         Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants and is calculated using the treasury stock method.



                                     -F 23-

Emerging Accounting Matters

         SFAS 130, 131, and 132

         In 1998, the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures about Segments of an Enterprise and Related Information;" and SFAS 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits." A consolidated statement of comprehensive income has been included as provided by SFAS 130. Disclosures for segment information have been included in note 18 as provided by SFAS 131 and disclosures for pensions and other postretirement benefits have been included in note 8 as provided by SFAS 132. Adoption of these statements were of a reporting nature and had no impact on the financial position or results of operations of the Company.

         SFAS 133

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the consolidated balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows or forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the consolidated statement of operations. SFAS No. 133 is effective for all fiscal quarters of all years beginning after December 31, 1999. The Company is evaluating SFAS No. 133 and has not determined its effect on the consolidated financial statements.

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


                                     -F 24-

         SOP 98-1

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning after December 15, 1998. The SOP will not have a material impact on the financial position or results of operations of the Company.

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




                                     -F 25-

(2)      Investments

         The Company's investments at December 31, 1998 and 1997 are classified as available-for-sale securities and trading securities and are summarized as follows:




                                                                      Gross         Gross
                                                  Amortized         unrealized    unrealized              Fair
                                                    cost              gains         losses               value
                                                    ----              -----         ------               -----

                                                                           (In thousands)
Fixed maturity securities
   available-for-sale
   at December 31, 1998

   Corporate bonds                               $3,810,435         $122,087      $   35,411          $3,897,111
   U.S. government bonds                             67,804            2,601              30              70,375
   State and political subdivisions                  47,441            2,139               -              49,580
   Foreign government bonds                         138,924            7,801           9,836             136,889
   Mortgage-backed bonds                          2,462,292           32,776           3,623           2,491,445
   Redeemable preferred stock                        65,180            1,679           2,013              64,846
                                                 ----------         --------      ----------          ----------

   Total fixed maturities
   available-for-sale                            $6,592,076         $169,083      $   50,913          $6,710,246
                                                 ==========         ========      ==========          ==========


Equity securities available-for-sale             $   86,864         $  2,625      $   21,006          $   68,483
                                                 ==========         ========      ==========          ==========
Short-term investments
   available-for-sale                            $   22,428         $      -      $        -          $   22,428
                                                 ==========         ========      ==========          ==========




                                     -F 26-



                                                                    Gross           Gross
                                              Amortized           unrealized      unrealized          Fair
                                                 cost               gains           losses            value
                                                 ----               -----           ------            -----

                                                                        (In thousands)
Fixed maturity securities
available-for-sale
at December 31, 1997

  Corporate bonds                              $3,513,858        $   85,494        $    2,347         $3,597,005
  U.S. government bonds                            49,058               555                11            49,602
  State and political subdivisions                  9,563                65                 5             9,623
  Foreign government bonds                         68,592             4,048             1,469            71,171
  Mortgage-backed bonds                         3,002,523            33,897             1,669         3,034,751
  Redeemable preferred stock                       87,233             2,042                 -            89,275
                                               ----------        ----------        ----------        ----------

  Total fixed maturities
     available-for-sale                         6,730,827           126,101             5,501         6,851,427

Fixed maturity securities held for
  trading purposes
  Corporate bonds                                  22,799                 -                 -            22,799
  Redeemable preferred stock                          156                 -                 -               156
                                               ----------        ----------        ----------        ----------

  Total fixed maturities held for
    trading purposes                               22,955                 -                 -            22,955
                                               ----------        ----------        ----------        ----------


   Total fixed maturities                      $6,753,782        $  126,101        $    5,501        $6,874,382
                                               ==========        ==========        ==========        ==========


Equity securities available-for-sale           $   60,262        $    1,218        $        -        $   61,480
                                               ==========        ==========        ==========        ==========

Short-term investments
   available-for-sale                          $   12,595        $        -        $        -        $   12,595
                                               ==========        ==========        ==========        ==========




                                     -F 27-

         The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1998, are summarized by stated maturity as follows:


                                                 Amortized              Fair
                                                   cost                 value
                                                   ----                 -----

                                                         (In thousands)
Fixed maturity available-for-sale
  Due in 1999                                   $  155,901            $  156,388
  Due in 2000 - 2004                             1,630,582             1,677,688
  Due in 2005 - 2009                             1,673,703             1,696,911
  Due after 2009                                   669,598               687,814
Mortgage-backed securities                       2,462,292             2,491,445
                                                 ---------            ----------

                                                $6,592,076            $6,710,246
                                                ==========            ==========


         The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         The ratings of the Company's fixed maturity securities at December 31, 1998 are summarized as follows (in thousands):



Treasuries and AAA                                  $2,833,956
AA                                                     306,920
A                                                    1,565,355
BBB                                                  1,489,302
BB                                                     377,350
Less than BB                                           137,363
                                                    ----------
                                                    $6,710,246
                                                    ==========




                                     -F 28-

         Ratings are those assigned primarily by Standard & Poor's when available, with remaining ratings as assigned by Moody's and converted to a generally comparable Standard & Poor's rating. Bonds not rated by either organization are included based on the rating prescribed by the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC). NAIC Class 1 is considered equivalent to an A or higher rating; Class 2, BBB; Class 3, BB; and Classes 4-6, less than BB.

         Major categories of investment income are summarized as follows:



                                                     Years ended December 31,
                                                     ------------------------

                                             1998               1997             1996
                                             ----               ----             ----

                                                         (In thousands)

Fixed maturity securities                   $443,502         $178,429          $195,073
Equity securities                             14,176            9,122             2,993
Mortgage loans on real estate                 45,999           30,373            26,254
Real estate                                    1,629            1,048             6,891
Policy loans                                   6,632            5,215             9,426
Other                                          4,394            10,03               600
                                            --------         --------          --------

      Gross investment income                516,332          234,223           241,237
Investment expenses                            9,383            9,792            12,612
                                            --------         --------          --------

Net investment income                       $506,949         $224,431          $228,625
                                            ========         ========          ========


         Investment expenses include depreciation on real estate of $0.9 million, $0.3 million and $2.0 million in the years ended December 31, 1998, 1997 and 1996, respectively.




                                     -F 29-

         Realized gains and losses on investments and provisions for loan losses are summarized as follows:

                                                     Years ended December 31,
                                                     ------------------------

                                              1998             1997              1996
                                              ----             ----              ----

                                                         (In thousands)
Securities available-for-sale
   Fixed maturity securities
      Gross realized gains                  $45,897          $15,862           $21,088
      Gross realized losses                 (32,003)          (9,335)          (13,331)
   Equity securities
      Gross realized gains                    7,800            3,670            55,646
      Gross realized losses                  (7,771)             (57)             (451)
Other investments                            (3,661)           8,219             3,031
Provision for loan losses                   (10,374)          (4,568)                -
                                            --------         -------           -------

                                            $  (112)         $13,791           $65,983
                                            =======          =======           =======

         The unrealized appreciation on invested assets available-for-sale is reported as a separate component of stockholders' equity, reduced by adjustments to deferred acquisition costs, VOBA, and a provision for deferred income taxes.

         A summary of the components of the net unrealized appreciation on invested assets carried at fair value is as follows:

                                                       Years ended December 31,
                                                       ------------------------

                                               1998              1997              1996
                                               ----              ----              ----

                                                            (In thousands)
Unrealized appreciation
   Fixed maturity securities                  $107,796           $119,507        $ 78,932
   Equity securities                           (18,381)             1,218           3,786
   Other investments                               674                304           3,263
   Closed Block investments                     42,332             48,090          18,002
Deferred policy acquisition costs
   and value of business acquired              (82,286)           (83,426)        (51,476)
Deferred income taxes                          (22,464)           (29,946)        (17,207)
                                              --------           --------        --------

                                              $ 27,671           $ 55,747        $ 35,300
                                              ========           ========        ========

                                     -F 30-

         The change in unrealized appreciation on fixed maturity securities was ($12) million, $41 million and ($112) million for the years ended December 31, 1998, 1997 and 1996, respectively; the corresponding amounts for equity securities were ($20) million, ($3) million and ($53) million, respectively.

         At December 31, 1998, investments in fixed maturity securities with a carrying amount of $27.3 million were on deposit with state insurance departments to satisfy regulatory requirements.

         No investment in any person or its affiliates exceeded 10 percent of stockholders' equity at December 31, 1998.


(3)      Mortgage Loans on Real Estate

         Mortgage loans on real estate consist of commercial and residential mortgage loan investments as follows:



                                                                    December 31,
                                                                     ------------

                                                  1998                   1997                    1996
                                                  ----                   ----                    ----
                                                                    (In thousands)

Commercial loans                                 $393,842               $460,591               $234,002
Residential and other mortgage loans              194,860                 17,166                  3,363
Valuation allowance                               (22,299)               (15,284)               (11,622)
                                                 --------               --------               --------

      Total mortgage loans                       $566,403               $462,473               $225,743
                                                 ========               ========               ========

                                     -F 31-

         The Company manages its credit risk associated with these loans by diversifying its mortgage portfolio by property type and geographic location and by seeking favorable loan to value ratios on secured properties. The states with the highest concentration of mortgage loans were Florida, Texas, and Iowa with principal balances of $91.2 million, $68.7 million and $46.3 million, respectively.

         At December 31, 1998, the Company's investment in mortgage loans included $15.4 million in loans that are considered to be impaired, for which the related allowance for credit losses is $4.0 million. The average recorded investment in impaired loans during the years ended December 31, 1998, and 1997 was $18.9 million and $23.7 million, respectively. For the years ended December 31, 1998 and 1997, the Company recorded $2.1 million each year in interest income on those impaired loans.

         No mortgage loan on any one individual property exceeded $13 million at December 31, 1998.

         Provisions for losses are summarized as follows:



                                                             Years ended December 31,
                                                           ------------------------

                                                     1998             1997              1996
                                                     ----             ----              ----

                                                                  (In thousands)

Balance at beginning of year                         $15,284          $11,622           $30,067

   Charge offs, net of recoveries                     (2,259)            (855)           (4,029)
   Write down on mortgages sold/transferred
      to real estate                                  (1,100)             (51)          (14,416)
                                                     -------          -------           -------

Net decrease for year                                 (3,359)            (906)          (18,445)

   Provision for losses                               10,374            4,568                 -
                                                     -------          -------           -------

Balance at end of year                               $22,299          $15,284           $11,622
                                                     =======          =======           =======





                                     -F 32-

(4)   Deferred Policy Acquisition Costs

        A summary of the policy acquisition costs deferred and amortized are as follows:


                                                               Years ended December 31,
                                                               ------------------------

                                                    1998                 1997                1996
                                                    ----                 ----                ----

                                                                    (In thousands)

Balance at beginning of year                      $202,322              $171,957            $355,750
Deferred policy acquisition costs
   associated with Closed Block
   policies at formation of
   Closed Block                                          -                    -             (193,647)
Policy acquisition costs deferred                  144,735                51,351              50,014
Policy acquisition costs amortized                 (27,283)              (20,986)            (40,160)
                                                  --------              --------            --------

                                                   319,774               202,322             171,957
Unrealized gain on
   available-for-sale securities                   (73,744)              (83,426)            (51,476)
                                                  --------              --------            --------

Balance at end of year                            $246,030              $118,896            $120,481
                                                  ========              ========            ========


        The components of the deferred policy acquisition costs are as follows:






                                                                         December 31,
                                                                         ------------

                                                          1998              1997              1996
                                                         ----               ----              ----

                                                                       (In thousands)
Universal life insurance                                $116,734         $117,673         $116,719
Annuity products                                         127,116           39,782           39,859
Participating traditional life
   insurance                                              58,402           36,006           13,419
Non-participating traditional life
   insurance                                              17,522            8,861            1,960
                                                        --------          -------         --------

                                                         319,774          202,322          171,957
Unrealized gain on
         available-for-sale securities                   (73,744)         (83,426)         (51,476)
                                                        --------          -------         --------

                                                        $246,030         $118,896         $120,481
                                                        ========         ========         ========


                                     -F 33-

         Commissions represent approximately 75 percent of deferred policy acquisition costs.


(5)      Value of Business Acquired

         A summary of VOBA established and amortized is as follows:


                                                                   December 31,
                                                                   ------------
                                                           1998                      1997
                                                           ----                      ----
                                                                   (In thousands)

Balance at beginning of the year                         $266,014                  $      -
Value of business acquired during the year                      -                   268,804
Amortization of VOBA asset                                (32,932)                   (2,790)
Unrealized gain on available-for-sale securities           (8,542)                        -
                                                         --------                  --------
Balance at end of year                                   $224,540                  $266,014
                                                         ========                  ========


         Amortization is recognized in proportion to expected future gross profits over a 20 year period and is based on the average interest crediting rates which range from 4.1% to 7.6% for 1998 and over the next five years. Interest accrued on the unamortized VOBA amounted to $14.6 million in 1998 which is netted with the VOBA amortization expense. The estimated amortization for the next five years is as follows:


                        1999                              $36,014
                        2000                               36,652
                        2001                               34,325
                        2002                               29,125
                        2003                               24,709



                                     -F 34-

(6)      Debt and Capital Securities

         Debt consists of the following:


                                                                           December 31,
                                                                           ------------
                                                                  1998                     1997
                                                                  ----                     ----

                                                                          (In thousands)
Federal Home Loan Bank community investment
   long-term advances with a weighted
   average interest rate of 6.34% at December 31, 1998,
   maturing at various dates through July, 2010(A)              $ 16,051                  $  16,435
Revolving credit agreement (B)                                         -                    250,000
Senior notes bearing interest at 6.95%
   due June, 2005                                                125,000                          -
                                                                --------                   --------

                                                                $141,051                   $266,435
                                                                ========                   ========


(A) The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). In addition to the long-term advances disclosed above, the Company has a $25 million open secured line of credit and periodically, the Company borrows amounts under repurchase agreements, of which no amount was outstanding under either type of facility at December 31, 1998. The carrying value of the securities pledged to the FHLB under all agreements was $24.3 million at December 31, 1998.

(B) The revolving credit agreement provides for a maximum borrowing of $150 million in 1998 with the balance maturing in October, 2002. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.




                                     -F 35-

      Capital securities consist of the following:


                                                         December 31,
                                                         ------------

                                                        (In thousands)

                                                     1998              1997
                                                     ----              ----
  AmerUs Capital I 8.85% Capital
   Securities Series A due
      February 1, 2007 (A)                       $ 86,000           $86,000

  AmerUs Capital II 7.00% Adjustable
      Conversion-rate Equity Security
      Units due July 27, 2003 (B)                 130,729                 -
                                                 --------           -------

                                                 $216,729           $86,000
                                                 ========           =======


(A) The Capital Securities were issued through a wholly-owned subsidiary trust, AmerUs Capital I. The sole asset of the trust is the junior subordinated debentures of the Company in the principal amount of $88.66 million with interest at 8.85% maturing February 1, 2027. The Company has fully and unconditionally guaranteed the obligation of the trust under the Capital Securities and is obligated to mandatorily redeem the securities on February 1, 2027. The Company may prepay the securities at anytime after February 1, 2007.

(B) The Adjustable Conversion-rate Equity Security Units were issued through a wholly-owned subsidiary trust, AmerUs Capital II. Each unit consists of a forward common stock purchase contract for a share at a price of $31.5625 per share on July 27, 2001, and a quarterly income preferred security bearing interest at 6.86% and due July 27, 2003. The Company repurchased 451,000 units on December 31, 1998 at an average unit price of $22.89 resulting in a gain of $2.9 million which has been reflected as an addition to paid-in capital as the gain is primarily attributable to the change in value of the forward common stock purchase contract. The Company is obligated to mandatorily redeem the capital securities on July 27, 2003. At December 31, 1998, 4,141,900 units were outstanding.




                                     -F 36-

         Maturities of debt and capital securities are as follows for each of the five years ending December 31:


                                                    (In thousands)
                                                   --------------
      Year ending December 31,
                1999                                     $410
                2000                                      438
                2001                                      467
                2002                                      498
                2003                                  131,261
                Thereafter                            224,706
                                                     --------
                                                     $357,780
                                                     ========


         Interest expense on the debt and capital securities totaled $27.1 million, $14.9 million and $2.1 million in the years ended December 31, 1998, 1997 and 1996, respectively.


(7)      Income Taxes

         Comprehensive federal income tax expense is summarized as follows:

                                                       Years ended December 31,
                                                       ------------------------

                                             1998                1997               1996
                                             ----                ----                ----

                                                           (In thousands)
Income tax expense (benefit) on
   Operations                               $28,422             $22,022            $ 43,859
   Other comprehensive income                (8,000)             12,739             (40,105)
                                            -------             -------            --------

                                            $20,422             $34,761            $  3,754
                                            =======             =======            ========




                                     -F 37-

        The effective income tax rate on pre-tax income varies from the prevailing corporate federal income tax rate and is summarized as follows:



                                                                   Years ended December 31,
                                                                   ------------------------

                                                      1998                   1997                 1996
                                                      ----                   ----                 ----
Corporate federal income tax rate                     35.00%                35.00%                35.00%
Differential earnings amount                              -                     -                  3.78
Tax-exempt investment income                           (.34)                 (.54)                 (.20)
Acquisitions costs and reorganization expenses            -                   .22                   .30
Goodwill amortization                                  3.01                   .39                   .06
Net benefit of tax credits                            (6.04)                (7.88)                (2.39)
Other items, net                                       (.48)                  .31                   .61
                                                      -----                 -----                 -----
      Effective tax rate                              31.15%                27.50%                37.16%
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

         The Company's federal income tax expense (benefit) is summarized as follows:


                                                                 Years ended December 31,
                                                                 ------------------------

                                                      1998                  1997                  1996
                                                      ----                  ----                  ----

                                                                          (In thousands)

Current                                              $25,803               $19,866               $51,849
Deferred                                               2,619                 2,156                (7,990)
                                                     -------               -------               -------

      Total federal income tax expense               $28,422               $22,022               $43,859
                                                     =======               =======               =======


                                     -F 38-

         The significant components of net deferred income tax liabilities are summarized as follows:


                                                                        December 31,
                                                                        ------------

                                                                  1998               1997
                                                                  ----               ----

                                                                      (In thousands)
Deferred income tax assets

   Policy reserves and policyholder funds                        $248,011         $ 240,245
   Policy acquisition costs capitalized for tax                    14,920            39,899
   Deferred policy acquisition costs related to
      unrealized appreciation                                      23,953            29,199
   Deferred compensation                                           14,881            14,670
   Other                                                           31,617            34,348
                                                                 --------          --------

      Total gross deferred income tax asset                       333,382           358,361
                                                                 --------          --------

Deferred income tax liabilities
   Deferred policy acquisition costs                             (123,205)         (120,536)
   Net unrealized appreciation on available-for-sale
      securities                                                  (71,510)          (58,811)
   Net unrealized investment appreciation from
      acquisitions                                                      -           (38,421)
   Reinsurance receivable                                         (50,743)          (41,738)
   Value of business acquired                                     (81,579)          (93,105)
   Other                                                          (17,743)          (22,664)
                                                                 --------          --------

      Total gross deferred tax liability                         (344,780)         (375,275)
                                                                 --------          --------

      Net deferred income tax liability                          $(11,398)         $(16,914)
                                                                 ========          ========


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




                                     -F 39-

(8)      Employee Benefit Plans

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

                                                                      December 31,
                                                                      ------------

                                                               1998                  1997
                                                               ----                  ----

                                                                     (In thousands)
Change in benefit obligation

   Benefit obligation at beginning of year                   $40,865                $50,229
   Service cost                                                    -                    784
   Interest cost                                               2,916                  3,457
   Amendments                                                    799                      -
   Actuarial (gain)/loss                                         627                  1,577
   Settlements                                                    -                   1,040
   Actual benefits paid                                       (3,005)               (16,222)
                                                             -------                -------

      Benefit obligation at end of year                      $42,202                $40,865
                                                             =======                =======

Change in plan assets

   Fair value of plan assets at beginning of year            $43,392                $53,638
   Actual return on plan assets                                3,250                  5,841
   Company contribution 348                                      135
   Benefits paid and transfers                                (3,399)               (16,222)
                                                             -------               --------

      Fair value of plan assets at end of year               $43,591                $43,392
                                                             =======                =======


                                     -F 40-

Reconciliation of funded status

   Accumulated benefit obligation                           $(42,202)              $(40,865)
   Projected benefit obligation                              (42,202)               (40,865)
   Market value of plan assets                                43,591                 43,392
                                                            --------               --------

   Funded status                                               1,389                  2,527
   Unrecognized transition obligation                            (55)                   (61)
   Unrecognized prior service cost                               248                    218
   Unrecognized net (gain)/loss                                  812                   (382)
                                                            --------               --------

Prepaid benefit cost                                        $  2,394                 $2,302
                                                            ========               ========

Amounts recognized in the consolidated balance sheet consist of

   Liabilities
     Accrued pension cost                                   $ (7,158)              $ (5,627)
     Additional minimum liability                             (1,898)                (1,192)
                                                            --------               --------

     Total accrued pension liability                        $ (9,056)              $ (6,819)
                                                            ========               ========

   Assets
     Prepaid pension cost                                   $  9,312               $  7,930
     Intangible asset                                            420                    406
                                                            --------               --------

Total assets                                                $  9,732               $  8,336
                                                            ========               ========

 Other comprehensive income

     Accumulated other comprehensive income                 $  1,718               $      -
     Prepaid pension cost                                   $  2,394               $  2,302

 Weighted-average assumptions as of end of year

      Discounted rate                                           6.75%                  7.25%
      Expected return on plan assets                            8.00%                  8.00%
      Rate of compensation increase                               NA                     NA



                                     -F 41-

                                                     Years ended December 31,
                                                     ------------------------

                                                   1998         1997        1996
                                                   ----         ----        ----
                                                           (In thousands)
Components of net periodic benefit cost

      Service cost                                $    --    $   784    $   113
      Interest cost                                 2,916      3,457      3,476
      Expected return on plan assets               (3,463)    (4,006)    (4,281)
      Amortization of transition obligation            (6)       (61)       (80)
      Amortization of prior service cost              769        (30)       (30)
      Recognized actuarial loss                        40         22         23
                                                  -------    -------    -------

      Net periodic benefit cost                       256        166       (779)

      Settlement cost                                  --        141         --
                                                  -------    -------    -------

      Total expense                               $   256    $   307    $  (779)
                                                  =======    =======    =======

Defined Contribution Pension Plans

        The Company had three defined contribution 401(k) plans which covered substantially all employees. Effective January 1, 1996, the defined contribution 401(k) plans together with the defined benefit pension plans were replaced by a single defined contribution savings and retirement plan to which total contributions from the Company amounted to $3.1 million, $3.7 million and $2.4 million in 1998, 1997 and 1996, respectively.

Nonqualified Pension Plan

        The Company has a nonqualified pension plan covering substantially all of AmerUs Life's career and general agents. Accumulated benefits of the plan are unfunded and have been included in other liabilities at December 31, 1998, and December 31, 1997, amounting to $16.9 million, and $16.7 million, respectively. Total nonqualified pension expense amounted to $0.5 million, $0.7 million, and $(1.0) million for the years ended December 31, 1998, 1997 and 1996, respectively.

Postretirement Plans

        The Company has postretirement benefit plans which provide eligible participants and dependents with certain medical, dental, and life insurance benefits. The Company's plan for medical and life insurance benefits is combined with that of the subsidiaries of AMHC.


                                     -F 42-

                                                               December 31,
                                                            1998        1997
                                                            ----        ----
                                                             (In thousands)
Change in benefit obligation

   Benefit obligation at beginning of year                $ 8,918      $ 8,375
   Service cost                                               268          363
   Interest cost                                              536          592
   Plan participants' contributions                            52           60
   Actuarial (gain)/loss                                     (519)         391
   Actual benefits paid                                    (1,670)        (863)
                                                          -------      -------

      Benefit obligation at end of year                   $ 7,585      $ 8,918
                                                          =======      =======

Change in plan assets

   Fair value of plan assets at beginning of year         $    --      $    --
   Company contribution                                      (766)        (863)
   Plan participant contribution                               52           60
   Benefits paid                                              714          803
                                                          -------      -------
      Fair value of plan assets at end of year            $    --      $    --
                                                          =======      =======

Reconciliation of funded status

   Accumulated postretirement benefit obligation          $(7,585)     $(8,918)
   Market value of plan assets                                 --           --
                                                          -------      -------

   Funded status                                          $(7,585)     $(8,918)
   Unrecognized prior service cost                            823          906
   Unrecognized net (gain)/loss                            (1,470)      (1,014)
                                                          -------      -------
   Prepaid/(accrued) benefit cost                         $(8,232)     $(9,026)
                                                          =======      =======

Weighted-average assumptions as of end of year:

      Discount rate                                          6.75%        7.25%
      Initial weighted health care cost trend rate           7.50%        8.00%
      Ultimate health care cost trend rate                   5.00%        5.00%

                                     -F 43-

                                                      Years ended December 31,
                                                      ------------------------
                                                     1998       1997        1996
                                                     ----       ----        ----
                                                           (In thousands)
Components of net periodic benefit cost

      Service cost                                  $ 268      $ 363      $  409
      Interest cost                                   536        592         572
      Expected return on plan assets                   --         --          --
      Amortization of prior service cost               83         83          --
      Recognized actuarial loss                       (62)       (59)         57
                                                    -----      -----      ------

      Net periodic benefit cost                       825        979       1,038

      Settlement gain                                (904)        --          --
                                                    -----      -----      ------

      Total expense                                 $ (79)     $ 979      $1,038
                                                    =====      =====      ======


      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                            1% Point   1% Point
                                                            Increase  (Decrease)
                                                            --------  ----------
                                                                 (In thousands)

Effect on total of service and interest cost
      components                                              $ 20        $ (20)

Effect of postretirement benefit obligation                   $181        $(175)

Leveraged Employee Stock Ownership Plan

        The Company has a Leveraged Employee Stock Ownership Plan ("LESOP") which was sponsored by AmVestors for all full-time employees with one year of service. The LESOP acquired AmVestors stock, which was subsequently exchanged for the Company's stock, through the proceeds of a note payable to American Investors Life Insurance Company, a subsidiary of AmVestors. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $1.9 million at December 31, 1998. The LESOP held 102,362 unallocated shares of the Company's Class A Common Stock at December 31, 1998.




                                     -F 44-

(9)   Related Party Transactions

        The following summarizes transactions of the Company with affiliates:

                                                           Years ended December 31,
                                                      1998          1997            1996
                                                      ----          ----            ----
                                                               (In thousands)
Dividend to AmerUs Group                           $  6,948      $  5,012      $ 4,158
Management, administrative, data
   processing, rent and other services
   fee income from affiliates                        10,750        10,983        7,640
Interest income from financings of
   affiliates                                         3,154         5,300        6,794
Interest expense paid to an affiliate
   on capital securities                              1,387            --           --
Commissions paid to affiliates for the
   sale of insurance products                           877         1,833          521
Rent paid to an affiliate                             3,205         1,790           --
Real estate management and mortgage
   servicing fees paid to an affiliate                1,421         1,050        2,528
Investments in bonds and accrued
   interest of affiliates                                --            --        7,648
Investments in partnerships and joint
   ventures in which an affiliate has an
   interest                                           7,149        11,987       18,557
Investments in mortgages and other loans from
   affiliated companies and joint ventures           20,873        46,004       62,372
Contribution of joint venture interests
   and sale of partnership interests to
   partnerships in which an affiliate has
   an interest                                        4,739        10,979        1,638
Purchase of limited partnership interest
   in which an affiliate has an interest                 --            --        2,160
Purchase of investments backed by the
   assets of a trust which acquired loans
   from an affiliate                                     --            --       46,755
Purchase of mortgage loans from affiliates          175,496       111,361           --
Sale of limited partnership interest to
  an affiliate                                       11,933            --           --
Redemption of adjustable conversion-rate
   equity security units from an affiliate           10,324            --           --


                                     -F 45-

         The Company made a capital contribution of $79 million to the non-life insurance subsidiaries which were then distributed to AmerUs Group in 1996.


 (10) Reinsurance

        At December 31, 1998, the Company's maximum retention limit for acceptance of risk on life insurance was $1 million. The Company has indemnity reinsurance agreements with various companies whereby insurance in excess of its retention limits are reinsured. Insurance in-force ceded to nonaffiliated companies under risk sharing arrangements at December 31, 1998, 1997 and 1996, totaled approximately $3,779 million, $4,102 million and $4,170 million, respectively.

        Total life premiums ceded amounted to $15.7 million, $16.4 million and $14.8 million for the years ended December 31, 1998, 1997, and 1996, respectively. Total life premiums assumed amounted to $1.0 million, $1.4 million and $1.5 million, for the years ended December 31, 1998, 1997 and 1996, respectively.

        At December 31, 1998 and 1997, Delta Life reinsured 44% and 50%, respectively, of its equity index annuity reserves amounting to $92.6 million and $76.9 million, respectively, with an unaffiliated reinsurer.

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



                                     -F 46-

(11) Commitments and Contingencies

        The Company has agreed to loan up to $6.9 million to newly formed partnerships.

        The Company has entered into agreements with various partnerships in which a subsidiary of AMHC has an interest. Pursuant to these agreements the Company is obligated to make future capital contributions to the partnerships of up to $16.5 million.

        The Company is party to financial instruments in the normal course of business to meet the financing needs of its customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. At December 31, 1998, outstanding commitments to extend credit totaled approximately $11.2 million.

        The Company, AmerUs Life and their direct and indirect majority shareholders AmerUs Group and American Mutual Holding Company (collectively "AmerUs"), are defendants in a class action lawsuit, Bhat v. AmerUs Life Insurance Company, which was filed in December 1996 in the United States District Court for the Northern District of California. The complaint, as amended in 1998, alleges that the defendants breached the terms of certain universal life policies, breached certain other duties owed to policyowners and violated RICO in setting their cost of insurance rates and credited interest rates. These allegations include a claim that the defendants passed an increase in corporate income taxes (known as the deferred acquisition cost, or DAC, tax) through to owners of those policies. The plaintiff, an insured under a universal life policy issued by AmerUs Life, seeks unspecified actual and punitive damages and injunctive relief on behalf of himself and all similarly situated policyowners of AmerUs Life with universal life insurance policies. AmerUs denies the allegations contained in the complaint, including the existence of a legitimate class. An earlier companion case filed in the same court in June 1996 was dismissed in October 1997. This litigation has been vigorously defended by AmerUs Life.

        The parties have engaged in settlement negotiations and have agreed to a nationwide class settlement of certain contract and related issues for a substantial block of AmerUs Life's life insurance policies. The settlement is subject to court approval; a hearing is



                                     -F 47-
scheduled for April 2, 1999. Should the settlement not be approved, AmerUs would continue to vigorously defend against the claims asserted.

        Due to the potential that a settlement may be reached in this case, the Company has incurred a charge to income for 1998. Based upon its current estimates of the costs associated with the settlement, the Company has established a reserve of $1.2 million.

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




                                     -F 48-

(12) Stockholders' Equity

        Generally, the stockholders' equity of the Company's insurance subsidiaries available for distribution to the Company is limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. In 1999, the Company's insurance subsidiaries can distribute approximately $9 million in the form of dividends to the Company without prior approval of such regulatory authorities.

        Stock Option Plans

        The Company has two stock incentive plans authorizing the issuance of incentive and non-qualified stock options to employees, officers and non-employee directors of the Company. The Company has reserved 1,400,000 shares and 150,000 shares of Class A Common Stock for issuance under these plans.

        In conjunction with the acquisition of AmVestors, the Company has two additional plans in which no additional shares may be granted. They are a non-qualified stock option plan and an incentive stock option plan.

        The option price per share under all plans may not be less than the fair value of the Company's common stock on the date of grant and the term of the option may not be longer than ten years. Generally, all options have a three year vesting schedule with one-third of the options granted vesting at the end of each of the three years.


                                     -F 49-

        A summary of the Company's stock option plan follows:

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                       1998                                    1997
                                                       ----                                    ----

                                                                   Weighted                           Weighted
                                          Number                   Average           Number            Average
                                            of                     Exercise            of              Exercise
                                          Shares                   Price             Shares              Price
                                          ------                   -----             ------              -----
Outstanding, beginning of year           1,485,709              $     23.57              --          $        --
Granted at market price                    163,550                    31.19         684,000                28.09
Conversion of AmVestors stock
   options                                      --                    --            801,709                19.72
Exercised                                 (268,786)                   20.51              --                   --
Forfeited                                  (53,000)                   28.19              --                   --
                                        ----------              -----------       ---------          -----------

Outstanding, end of year                 1,327,473              $     25.02       1,485,709          $     23.57
                                        ==========              ===========       =========          ===========

Exercisable, end of year                   700,381                                  801,709
                                        ==========                                =========

       The following table summarizes information about stock options outstanding under the Company's option plan as of December 31, 1998:

                             Options Outstanding
                             -------------------
                                          Weighted              Weighted
   Range of            Remaining           Average               Average
   Exercise            Options             Contractual          Exercise
   Prices             Outstanding         Life in Years           Price
   ------             -----------         -------------           -----

   $10.88 - $14.50        13,448               5.9                $13.01
    14.51 -  18.12       105,225               5.3                 15.17
    18.13 -  21.75       266,646               7.0                 19.12
    21.76 -  23.37       147,604               3.3                 23.24
    23.38 -  29.00       616,000               8.3                 27.88
    29.01 -  32.62       138,550               9.6                 31.19
    32.63 -  36.25        40,000               9.0                 35.63
                         -------               ---                ------

                       1,327,473               7.4                $25.02
                       =========               ===                ======



                                     -F 50-

      The following table summarizes information about stock options exercisable under the Company's option plan as of December 31, 1998:

                         Options Exercisable
                         -------------------
                                                  Weighted
   Range of                                       Average
   Exercise             Options                   Exercise
   Prices             Exercisable                  Price
   ------             -----------                  -----
   $10.88 - $14.50        13,448                  $13.01
    14.51 -  18.12       105,225                   15.17
    18.13 -  21.75       231,888                   19.12
    21.76 -  23.37       124,476                   23.24
    23.38 -  29.00       218,677                   27.88
    29.01 -  32.62            --                      --
    32.63 -  36.25         6,667                   35.63
                         -------                   -----
                         700,381                  $22.03
                         =======                  ======

        The estimated fair value of options granted in 1998 was $14.55 per share. The estimated fair value of options granted in 1997 was $9.86 per share. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its option plans. Had compensation expense for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net earnings and diluted earnings per share for the years ended December 31, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                          Years Ended December 31,
                                          ------------------------
                                          1998                1997
                                          ----                ----
Net earnings (in thousands):
      As reported                     $   62,829          $   58,059
      Pro forma                       $   61,268          $   57,466
Diluted earnings per share:
      As reported                     $     1.86          $     2.46
      Pro forma                       $     1.82          $     2.44


        The fair value of options granted was estimated on the date of grant using the Black-Scholes pricing model with an expected life



                                     -F 51-
equal to the contractual expiration and the following weighted average assumptions:


                                     1998             1997
                                     ----             ----
Expected Volatility                 25.00%          25.00%
Risk free Interest Rate              5.02%           5.56%
Dividend Yield                       2.97%           1.79%


        Restricted Stock

        The Company has awarded common stock to eligible employees and non-employee directors under the two stock incentive plans. The plans have restriction periods of two to three years tied to employment and/or service. A portion of the awards were recorded at the market value on the date of the grant as unearned compensation since common shares were legally issued on that date. The initial values of these grants are amortized over the restriction periods, net of forfeitures. The remaining awards, for which common shares will not be issued until the end of the restriction period, are being accrued net of forfeitures over the required service period at the market value on the date of issuance.

        Restricted stock and compensation expense information for the year ended December 31, 1998 is as follows:

        Number of restricted shares awarded                       19,949
        Restricted shares outstanding                             17,899
        Weighted average market price of awarded shares          $ 31.17
        Compensation expense (in thousands)                      $   264


        Stock Appreciation Rights

        As part of the Stock Incentive Plan, the Board of Directors is authorized to grant stock appreciation rights ("SARs") to employees and officers in tandem with stock options. A SAR can be exercised only to the extent the option with respect to which it is granted is not exercised, and is subject to the same terms and conditions as the option to which it relates. Issuance of SARs is made at the sole discretion of the Board of Directors. The Company's SAR is summarized


                                     -F 52-
as follows (the compensation expense relates to the stock appreciation rights obtained in conjunction with the acquisition of AmVestors):

                                                Years Ended December 31,
                                                ------------------------
                                                  1998              1997
                                                  ----              ----
Rights outstanding, beginning of year            81,024                --
Conversion of AmVestors rights                       --            81,024
Exercise of rights                              (81,024)               --
                                               --------           -------
Rights outstanding, end of year                      --            81,024
                                               ========           =======


Compensation expense (in thousands)            $     --           $    --
                                               ========           =======


        Stock Warrants

        In conjunction with the acquisition of AmVestors, the Company has outstanding warrants to purchase shares of the Company's Class A common stock. The Company's stock warrant activity is summarized as follows:


                                                     Years Ended December 31,
                                                     ------------------------
                                                    1998                1997
                                                    ----                ----
Warrants outstanding, beginning of year            477,770                 --
Acquisition of AmVestors warrants                       --            477,770
Exercise of rights                                  (4,174)                --
                                                 ---------           --------

Warrants outstanding, end of year                  473,596            477,770
                                                 =========           ========


Compensation expense (in thousands)              $      --           $     --
                                                 =========           ========


         The remaining warrants are exercisable at $24.42 per share and expire on April 2, 2002.



                                     -F 53-

(13) Statutory Accounting Practices

         The Company's insurance subsidiaries' statutory net income was $61.0 million, $58.9 million and $62.4 million in the years ended December 31, 1998, 1997, and 1996, respectively. The Company's insurance subsidiaries' statutory surplus and capital was $472.9 million, $572.3 million and $283.0 million at December 31, 1998, 1997 and 1996, respectively.

         The Company's insurance subsidiaries are domiciled in Iowa and Kansas and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by those respective state insurance departments. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC has codified statutory accounting practices which are expected to constitute the only source of prescribed statutory accounting practices and are effective in 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The Company is currently evaluating the impact of codification on its statutory financial statements, however the changes will not have a material impact on statutory surplus.

         The respective insurance departments impose minimum risk-based capital
(RBC) requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries exceed the authorized control level RBC requirements.


                                     -F 54-

(14)     Financial Instruments

        The Company utilizes a variety of off balance sheet financial instruments as part of its efforts to hedge and manage fluctuations in the market value of its portfolio of available-for-sale securities, attributable to changes in general interest rate levels, and to manage duration mismatch of assets and liabilities. Those instruments include interest rate exchange agreements (swaps, caps, swaptions and options) and involve elements of credit and market risks in excess of the amounts recognized in the accompanying financial statements at a given point in time. The contract or notional amounts of those instruments reflect the extent of involvement in the various types of financial instruments.

        The Company's exposure to credit risk is the risk of loss from a counterparty failing to perform according to the terms of the contract. That exposure includes settlement risk (i.e., the risk that the counterparty defaults after the Company has delivered funds or securities under terms of the contract) that would result in an accounting loss and replacement cost risk (i.e., the cost to replace the contract at current market rates should the counterparty default prior to settlement date). To limit exposure associated with counterparty nonperformance on interest rate exchange agreements, the Company enters into transactions with only highly rated counterparties.

        The credit risk on all financial instruments, whether on or off the balance sheet, is controlled through an ongoing credit review, approval, and monitoring process. The Company determines, on an individual counterparty basis, the need for collateral or other security to support financial instruments with credit risk and establishes individual and aggregate counterparty exposure limits.



                                     -F 55-

        The Company's outstanding derivative positions shown in notional or contract amounts, along with their carrying value and estimated fair values, are summarized as follows:


                                            December 31, 1998
                                            -----------------
                               Notional         Carrying            Fair
                                amount            value             value
                                ------            -----             -----
                                            (In thousands)
Interest rate caps           $1,050,000          $ 1,749          $    457
Interest rate swaps             200,000               --            (1,879)
Options                          86,035           49,167            70,862
Futures                              --               --              (298)
                             ----------          -------          --------

                             $1,336,035          $50,916          $ 69,142
                             ==========          =======          ========


                                            December 31, 1997
                                            -----------------
                              Notional         Carrying           Fair
                              amount            value             value
                              ------            -----             -----
                                          (In thousands)
Interest rate caps          $1,050,000          $2,117          $ 2,062
Pay 3 month LIBOR               50,000              --             (144)
Options                            160             643              643
Futures                              2              --           (2,402)
                            ----------          ------          -------
                            $1,100,162          $2,760          $   159
                            ==========          ======          =======



                                     -F 56-

Interest Rate Exchange Agreements

        The Company enters into interest rate exchange agreements to reduce and manage interest rate risk associated with individual assets and liabilities and its overall aggregate portfolio. Interest rate swap agreements, which expire in 2002 and 2003, generally involve the exchange of fixed and floating rate interest payments. The interest rate cap agreements, which expire between 2000 and 2003, involve the payment of a maximum fixed interest rate when an indexed rate exceeds that fixed rate. Swaption agreements involve the right to enter into a swap transaction at a pre-specified price. These agreements are used in conjunction with interest rate caps to protect against rising rates. The amounts to be received or paid pursuant to those agreements are accrued and recognized in the accompanying consolidated statements of income through an adjustment to investment income over the life of the agreements. The net effect on income from amortization and interest paid or received was a decrease of $0.8 million in 1998, a decrease of $0.5 million in 1997, and an increase of $0.9 million for the year ended December 31, 1996. Gains or losses realized on closed or terminated agreements accounted for as hedges are deferred and amortized to investment income on a constant yield basis over the shorter of the life of the agreements or the expected remaining life of the underlying assets or liabilities.




                                     -F 57-

        The following table shows unrealized gains and losses on derivative positions:


                                                         December 31, 1998
                                                         -----------------
                                                                                          Net
                                Total                                                  unrealized
                               notional          Unrealized         Unrealized           gains
                                value              gains            (losses)           (losses)
                                -----              -----            --------           --------
                                                        (In thousands)
Interest rate caps           $1,050,000          $     --           $ (1,292)          $ (1,292)
Interest rate swaps             200,000                --             (1,879)            (1,879)
Options                          86,035            21,695                 --             21,695
Futures                              --                --               (298)              (298)
                             ----------          --------           --------           --------

                             $1,336,035          $ 21,695           $ (3,469)          $ 18,226
                             ==========          ========           ========           ========
                                                                                  Net
                                Total                                          unrealized
                               notional      Unrealized         Unrealized       gains
                                value          gains            (losses)       (losses)
                                -----          -----            --------       --------
                                                  (In thousands)
Interest rate caps          $1,050,000          $--          $   (55)          $   (55)
Pay 3 month LIBOR               50,000           --             (144)             (144)
Options                            160           --               --                --
Futures                              2           --           (2,402)           (2,402)
                            ----------          ---          -------           -------

                            $1,100,162          $--          $(2,601)          $(2,601)
                            ==========          ===          =======           =======


                                     -F 58-

        The Company is exposed to credit loss in the event of nonperformance by counterparties on its derivative positions. The Company does not anticipate nonperformance by any of these counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially their replacement cost, which is approximated by the unrealized gains in such contracts.

        The Company has no current exposure to the counterparty when a contract contains an unrealized loss.


                                     -F 59-

                                                             Maturity Schedule by Year for Derivative Products
                                                             -------------------------------------------------

                                   1999          2000             2001            2002             2003             2004        2005
                                   ----          ----             ----            ----             ----             ----        ----
                                                                      (Dollars in thousands)
Pay fixed swaps:
   Notional amount             $     --     $         --        $   --           $50,000        $150,000         $    --      $   --
Weighted average:
   Receive rate(A)                4.619%           4.619%        4.619%            4.619%          4.582%             --          --
   Pay rate(B)                    5.319%           5.319%        5.319%            5.319%          5.342%             --          --
Interest rate caps:
   Notional amount             $     --     $    450,000        $   --           $    --        $600,000         $    --      $   --
Options:
   Notional amount             $     --     $         --        $   --           $   440        $ 47,048         $32,581      $5,966
   Contracts                        246               --            --                --              --              --          --
Futures:
   Contracts                        (18)              --            --                --              --              --          --

Total notional value of
   swaps, caps and swaptions   $     --     $    450,000        $   --           $50,440        $797,048         $32,581      $5,966

Total option and future
   contracts                        228               --            --                --              --              --          --
--------------

(A) The actual variable rates in the agreements are based on a constant maturity treasury (CMT) plus a spread, and the table assumes that such rates will remain constant at December 31, 1998, levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

(B) The actual variable rates in the agreements are based on three-month LIBOR, and the table assumes that such rates will remain constant at December 31, 1998, levels. To the extent that actual rates change, the variable interest rate information will change accordingly.



                                     -F 60-

(15)  Acquisitions

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

                                         Year ended December 31,
                                         -----------------------
                                         1997              1996
                                         ----              ----
                                (In thousands, except per share data)
Pro forma operating data:

Total revenue                          $712,400          $859,700
Net income                             $ 75,000          $ 87,000

Diluted earnings per share of
common stock                           $   2.14          $   2.48
                                       ========          ========




                                     -F 61-

(16)      Earnings per Share (EPS)

                                                           Year ended December 31,
                                                           -----------------------
                                                     1998                             1997
                                                     ----                             ----
                                                     Number             Per
                                       Net             of              Share           Net
                                     income          shares            amount         income
                                     ------          ------            ------         ------
                                            (in thousands, except per share amounts)
Basic EPS:
         Net income                  $62,829          33,458          $1.88        $58,059

Effect of dilutive
  securities:
         Options                          --             162           (.01)            --
         Warrants                         --              76           (.01)            --
         Stock appreciation
                  rights                  --              --                            --
                                     -------          ------          -----        -------

Diluted EPS:                         $62,829          33,696          $1.86        $58,059
                                     =======          ======          =====        =======

                                                           Year ended December 31,
                                                           -----------------------

                                               1997                                  1996
                                               ----                                  ----
                                      Number            Per                           Number           Per
                                       of              Share            Net             of             Share
                                     shares            amount         income          shares          amount
                                     ------           ------          ------          ------          ------
                                                     (in thousands, except per share amounts)
Basic EPS:
         Net income                  23,537          $2.47           $74,173          23,156          $3.20

Effect of dilutive
  securities:
         Options                         29           (.01)               --              --             --
         Warrants                         5             --                --              --             --
         Stock appreciation
                  rights                  1             --                --              --             --
                                     ------          -----           -------          ------          -----

Diluted EPS:                         23,572          $2.46           $74,173          23,156          $3.20
                                     ======          =====           =======          ======          =====


                                     -F 62-

(17) Fair Value of Financial Instruments

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

        The Company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest-sensitive products, and the assumed interest margin provided for within the pricing structure of its other products. Those amounts are taken into consideration in the Company's overall management of interest rate risk that attempts to minimize exposure to changing interest rates through the matching of investment maturities with amounts expected to be due under insurance contracts. As such, the Company believes that it has reduced the volatility inherent in its fair value adjusted stockholders' equity, although such volatility will not be reduced completely. The Company has used discount rates in the determination of fair values for its liabilities that are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in the Company's asset and liability portfolios are similar, and the fact that fair values for both assets and liabilities generally will react in much the same manner during periods of interest rate changes. However, that assumption might not result in fair values that are consistent with values obtained through an actuarial appraisal of the Company's business or values that might arise in a negotiated transaction.

        The following presentation reflects fair values for those instruments specifically covered by SFAS 107, along with fair value


                                     -F 63-
amounts for those traditional insurance liabilities for which disclosure is permitted but not required; the fair values for all other assets and liabilities have been reported at their carrying amounts.

Valuation Methods and Assumptions

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Cash, short-term investments, policy loans, other investments, accrued investment income: the carrying amounts for these instruments approximate their fair values.

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

        Mortgage loans on real estate: for all performing fixed interest rate loans, the estimated net cash flows to maturity were discounted to derive an estimated market value. The discount rate used was based on the individual loan's remaining weighted average life and a basis point spread based on the market conditions for the type of loan and credit quality. These spreads were over the December 31, 1998, United States Treasury yield curve. Performing variable rate commercial loans and residential loans were valued at the current outstanding balance. Loans which have been restructured, in foreclosure, significantly delinquent, or are to affiliates were valued primarily at the lower of the estimated net cash flows to maturity discounted at a market rate of interest or the current outstanding principal balance.



                                     -F 64-

        Hedging instruments: fair values for derivative securities are based on pricing models or formulas using current assumptions and are classified as other assets or other liabilities.

        Policy reserves: fair values of the Company's liabilities under contracts not involving significant mortality or morbidity risks (annuities primarily) are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value).

        Debt and capital securities: fair values for debt are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

        The carrying amounts of other financial assets, dividends payable to policyowners, and policy reserves including significant mortality or morbidity risks approximate their fair values.



                                     -F 65-

        The estimated fair values of the Company's significant financial instruments are as follows:

                                                                                 December 31,
                                                                                 ------------
                                                      1998                                      1997
                                                      ----                                      ----
                                          Carrying            Estimated             Carrying            Estimated
                                           amount             fair value             amount             fair value
                                           ------             ----------             ------             ----------
                                                                                (In thousands)
Financial assets:
   Securities available-
   for-sale:
      Fixed maturity                     $ 6,710,246          $ 6,710,246          $ 6,851,427          $ 6,851,427
                                         ===========          ===========          ===========          ===========

      Equity securities                  $    68,483          $    68,483          $    61,480          $    61,480
                                         ===========          ===========          ===========          ===========

      Short-term investments             $    22,428          $    22,428          $    12,595          $    12,595
                                         ===========          ===========          ===========          ===========

      Fixed maturity securities
      held for trading purposes          $        --          $        --          $    22,955          $    22,955
                                         ===========          ===========          ===========          ===========

      Mortgage loans on real
      estate                             $   566,403          $   616,806          $   462,473          $   466,471
                                         ===========          ===========          ===========          ===========

Other investments                        $   205,790          $   205,790          $   158,073          $   158,073
                                         ===========          ===========          ===========          ===========

   Interest rate swaps:
      Net receivable position            $        --          $        --          $        --          $        --
                                         ===========          ===========          ===========          ===========

      Net payable position               $        --          $    (1,879)         $        --          $      (144)
                                         ===========          ===========          ===========          ===========


   Interest rate caps                    $     1,749          $       457          $     2,117          $     2,062
                                         ===========          ===========          ===========          ===========

   Swaptions                             $        --          $        --          $        --          $        --
                                         ===========          ===========          ===========          ===========

   Options                               $    49,167          $    70,862          $       643          $       643
                                         ===========          ===========          ===========          ===========

   Futures                               $        --          $      (298)         $        --          $    (2,402)
                                         ===========          ===========          ===========          ===========

Financial liabilities-
   policy reserves for
   annuities                             $ 6,203,214          $ 5,977,945          $ 6,244,677          $ 6,130,925
                                         ===========          ===========          ===========          ===========

Debt  and capital
   securities                            $   357,780          $   357,780          $   352,435          $   352,435
                                         ===========          ===========          ===========          ===========



                                     -F 66-

(18) Operating Segments

     The Company has two operating segments: Life Insurance and Annuities. Products generally distinguish a segment. A brief description of each segment follows:

         Life Insurance

         Open Block: The primary product offerings consist of whole life, universal life and term life insurance policies. These products are marketed on a national basis primarily through a Preferred Producer agency system and a Personal Producing General Agent ("PPGA") distribution system.

         Closed Block: The Closed Block was established for insurance policies which had a dividend scale in effect as of June 30, 1996. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the Reorganization of AmerUs Life, assets would be available to maintain the dividend scales and interest credits in effect prior to the Reorganization if the experience underlying such scales and credits continues. The primary products included in the Closed Block are whole life, certain universal life policies and term life insurance policies.

         Annuities

         The Annuity segment markets fixed annuities on a national basis primarily through independent brokers and marketing companies.

         The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated operating income and assets. Operating segment income is generally income before interest expense and income tax. Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses are deemed not to be associated with any specific segment. The contribution to the operating income of the life insurance segment from the Closed Block is reported as a single line item.

                                     -F 67-

         Assets are segmented based on policy liabilities directly attributable to each segment. All assets allocated to the Closed Block are grouped together and shown as a separate item entitled ?Closed Block Assets."

         There are no significant intersegment transactions.

         Operating segment income and assets are as follows:



                                     -F 68-

Operating Segment Income
     (In thousands)
     --------------
                                                                                                                  Total
                                                 Life Insurance      Annuities              Other              Consolidated
                                                 --------------      ---------              -----              ------------
Year Ended December 31,

1998

Revenues
   Insurance premiums                               $ 51,263          $  29,609           $     325           $  81,197
   Product charges                                    46,224             24,880                  --              71,104
   Net investment income                              72,779            430,769               3,401             506,949
   Realized gains (losses) on
         investments                                  (1,261)             3,240              (2,091)               (112)
   Contribution from the
         Closed Block                                 31,478                 --                  --              31,478
                                                    --------          ---------              ------             -------
                                                     200,483            488,498               1,635             690,616
Benefits and expenses
   Policyowner benefits                               90,961            339,289                 506             430,756
   Insurance expenses                                 43,376             35,592               2,448              81,416
   Amortization of deferred
         policy acquisition costs and VOBA            22,397             37,817                  --              60,214
   Dividends to policyowners                           2,558                 --                  --               2,558
                                                    --------          ---------              ------             -------
                                                     159,292            412,698               2,954             574,944

                                                    --------          ---------              ------             -------
Income from operations                              $ 41,191          $  75,800              (1,319)            115,672
                                                    ========          =========

Interest expense                                                                             27,075              27,075

Income tax expense                                                                           28,422              28,422
Equity in earnings of unconsolidated
 subsidiary                                                                                   2,654               2,654
                                                                                                                -------

Net income                                                                                                      $62,829
                                                                                                                =======



                                     -F 69-

Operating Segment Income
    (In thousands)
------------------------
                                                                                                             Total
                                                  Life Insurance      Annuities          Other            Consolidated
                                                  --------------      ---------          -----            ------------
Year Ended December 31,

1997

Revenues
   Insurance premiums                               $ 30,733          $ 17,238          $     156           $ 48,127
   Product charges                                    45,637             1,669                 --             47,306
   Net investment income                              73,407           147,924              3,100            224,431
   Realized gains on investments                      11,121             1,563              1,107             13,791
   Contribution from the
         Closed Block                                 31,044                --                 --             31,044
                                                    --------          --------           --------            -------

                                                     191,942           168,394              4,363            364,699
Benefits and expenses
   Policyowner benefits                               77,825           117,573                578            195,976
   Insurance expenses                                 38,496             7,365              4,138             49,999
   Amortization of deferred
         policy acquisition costs and VOBA            17,316             6,460                 --             23,776
   Dividends to policyowners                           1,587                --                 --              1,587
                                                    --------          --------           --------            -------
                                                     135,224           131,398              4,716            271,338
                                                    --------          --------           --------            -------
Income from operations                              $ 56,718          $ 36,996               (353)            93,361
                                                    ========          ========

Interest expense                                                                           14,980             14,980

Income tax expense                                                                         22,022             22,022
Equity in earnings of unconsolidated
 subsidiary                                                                                 1,700              1,700
                                                                                                            --------

Net income                                                                                                  $ 58,059
                                                                                                            ========

                                     -F 70-

Operating Segment Income
     (In thousands)
------------------------
                                                                                                               Total
                                                Life Insurance      Annuities            Other            Consolidated
                                                --------------      ---------            -----            ------------
For Year Ended December 31,

1996

Revenues
   Insurance premiums                               $120,671          $ 16,082          $   1,723           $138,476
   Product charges                                    51,383               837                 --             52,220
   Net investment income                             108,180           120,445                 --            228,625
   Realized gains on investments                      36,659            29,324                 --             65,983
   Contribution from the
         Closed Block                                 19,909                --                 --             19,909
                                                    --------          --------          ---------           --------
                                                     336,802           166,688              1,723            505,213
Benefits and expenses
   Policyowner benefits                              161,309           100,588              2,845            264,742
   Insurance expenses                                 42,714             6,692              5,451             54,857
   Amortization of deferred
         policy acquisition costs and VOBA            30,845             9,315                 --             40,160
   Dividends to policyowners                          26,324                --                 --             26,324
                                                    --------          --------          ---------           --------
                                                     261,192           116,595              8,296            386,083
                                                    --------          --------          ---------           --------
Income from operations                              $ 75,610          $ 50,093             (6,573)           119,130
                                                    ========          ========

Interest expense                                                                            2,142              2,142

Income tax expense                                                                         43,859             43,859
Equity in earnings of unconsolidated
 subsidiary                                                                                 1,044              1,044
                                                                                                            --------
Net income                                                                                                  $ 74,173
                                                                                                            ========



                                     -F 71-

Operating Segment Assets                                                                                 Total
     (In thousands)                       Life Insurance         Annuities         Other             Consolidated
------------------------                  --------------         ---------         -----             ------------
December 31,

1998

Investments                                $ 1,163,503          $6,510,465          $10,801          $ 7,684,769
Deferred policy acquisition costs
  and VOBA                                     140,379             330,191               --              470,570
Other assets                                    93,807             684,520           41,839              820,166
Closed Block assets                          1,453,305                  --               --            1,453,305
                                           -----------          ----------          -------          -----------
         Total Assets                      $ 2,850,994          $7,525,176          $52,640          $10,428,810
                                           ===========          ==========          =======          ===========

1997

Investments                                $ 1,224,307          $6,467,265          $ 3,966          $ 7,695,538
Deferred policy acquisition costs
  and VOBA                                      98,817             286,093               --              384,910
Other assets                                    68,254             671,687           41,771              781,712
Closed Block assets                          1,391,848                  --               --            1,391,848
                                           -----------          ----------          -------          -----------
         Total Assets                      $ 2,783,226          $7,425,045          $45,737          $10,254,008
                                           ===========          ==========          =======          ===========

1996

Investments                                $ 1,211,368          $1,669,475          $    --          $ 2,880,843
Deferred policy acquisition costs
  and VOBA                                     101,328              19,153               --              120,481
Other assets                                    59,451              27,001           26,285              112,737
Closed Block assets                          1,270,168                  --               --            1,270,168
                                           -----------          ----------          -------          -----------
         Total Assets                      $ 2,642,315          $1,715,629          $26,285          $ 4,384,229
                                           ===========          ==========          =======          ===========





                                     -F 72-

(19)     Quarterly Results (Unaudited)


1998 Quarterly Data
                                                                       Quarter Ended
                                                                       -------------
                                        March 31            June 30             September 30              December 31
                                        --------            -------             ------------              -----------
                                                     (dollars in thousands, except earnings per common share)
Total revenues (excluding
         realized gains)             $   175,822          $   173,987          $    165,874           $    175,045

Realized gains (losses)              $     6,219          $     4,564          $     (8,393)          $     (2,502)

Total benefits and expenses          $   143,843          $   145,290          $    142,104           $    143,707

Net income                           $    21,757          $    20,863          $      6,862           $     13,347

Weighted average number of
         common shares
         - basic                      34,734,918           34,732,514            33,726,221             30,680,339

Weighted average number of
         common shares
         - diluted                    34,831,363           35,021,958            33,951,365             30,712,432

Earnings per common share
         - basic                     $      0.63          $      0.60          $       0.20           $       0.44

Earnings per common share
         - diluted                   $      0.62          $      0.60          $       0.20           $       0.43



                                     -F 73-




1997 Quarterly Data                                              Quarter Ended
                                                                 -------------

                                                                              Quarter Ended
                                      March 31              June 30            September 30          December 31
                                      --------              -------            ------------          -----------
                                                 (dollars in thousands, except earnings per common share)
Total revenues (excluding
         realized gains and
         losses)                     $    79,546          $    77,425          $    82,305          $    111,632

Realized gains (losses)              $     5,259          $     4,264          $     4,987          $       (719)

Total benefits and expenses          $    61,712          $    58,867          $    62,249          $     88,510

Net income                           $    14,580          $    14,442          $    16,475          $     12,562

Weighted average number of
         common shares
         - basic                      23,155,989           23,155,989           23,155,989            24,666,285

Weighted average number of
         common shares
         - diluted                    23,155,989           23,155,989           23,155,989            24,774,973

Earnings per common share
         - basic                     $      0.63          $      0.62          $      0.71          $       0.51

Earnings per common share
         - diluted                   $      0.63          $      0.62          $      0.71          $       0.50





                                     -F 74-

                           AMERUS LIFE HOLDINGS, INC.
               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule                                                                   Page
--------                                                                   ----
Independent Auditors' Report on Schedules . . .  . . . . . . . . . . . . .  S-2

I        Summary of Investments - Other than Investments
         in Related Parties  . . . . . . . . . . . . . . . . . . . . . . .  S-3
II       Condensed Financial Information of Registrant  . . . . S-4 through S-8
III      Supplementary Insurance Information . . . . . . . . . . . . . . .  S-9
IV       Reinsurance  . . . . . . . . . . . . . . . . . . . . .S-10 through S-11
V        Valuation and Qualifying Accounts . . . . . . . . . . . . . . . .  S-12

All other schedules are omitted for the reason that they are not required, amounts are not sufficient to require submission of the schedule, or that the equivalent information has been included in the consolidated financial statements, and notes thereto.

                                     - S 1 -

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors and Stockholders'
AmerUs Life Holdings, Inc.:

         Under date of February 10, 1999 we reported on the consolidated balance sheets of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholder's equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in Part II, Item 8 of the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

         In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                          KPMG Peat Marwick LLP

Des Moines, Iowa
February 10, 1999

                                    - S 2 -

                           AMERUS LIFE HOLDINGS, INC.
                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES


                                                                                        Amount at
                                                                                           which
                                                     Amortized            Market        Shown in the
Type of Investment                                     Cost               Value         Balance Sheet
------------------                                     ----               -----         -------------
                                                                      (In thousands)
December 31, 1998
Fixed Maturities:
  Bonds
  United States Government and government
    agencies and authorities                       $2,018,742          $2,044,552          $2,044,552
  States, municipalities and
    political subdivisions                             47,441              49,580              49,580
  Foreign governments                                 138,923             136,889             136,889
  Public utilities                                    522,774             538,971             538,971
  Convertibles and bonds with
    warrants attached                                 101,210             104,233             104,233
  All other corporate bonds                         3,697,806           3,771,175           3,771,175
  Redeemable preferred stock                           65,180              64,846              64,846
                                                   ----------          ----------          ----------

Total fixed maturities                             $6,592,076          $6,710,246          $6,710,246

Equity securities:
  Common stocks
  Banks, trust and insurance companies             $   33,300          $   16,892          $   16,892
  Industrial, miscellaneous and all
    other                                               9,219              10,099              10,099
  Nonredeemable preferred stocks                       44,345              41,492              41,492
                                                   ----------          ----------          ----------

    Total equity securities                        $   86,864          $   68,483         $   68,483

Mortgage loans on real estate                         566,403                                566,403
Real estate                                               633                                    633
Policy loans                                          110,786                                110,786
Other long-term investments                           205,790                                205,790
Short-term investments                                 22,428                                 22,428
                                                   ----------                             ----------
Total investments                                  $7,584,980                             $7,684,769
                                                   ==========                             ==========




                                      -S 3-

                           AMERUS LIFE HOLDINGS, INC.
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                (Parent Company)
                           December 31, 1998 and 1997

Assets                                                                1998                1997
------                                                                ----                ----
                                                                           (In thousands)
Investments:
   Securities available-for-sale at fair value:
   Fixed maturity securities                                       $       --          $    3,955
   Equity securities                                                    3,095                  --
   Short-term investments                                               7,753                  --
Investments in subsidiaries, at equity                              1,161,541           1,230,664
Other investments                                                      50,009              50,011
Cash                                                                       --              12,402
Accrued Investment income                                               2,544               4,759
Income taxes receivable                                                 5,218               2,155
Other assets                                                           12,100               2,519
                                                                   ----------          ----------

   Total assets                                                    $1,242,260          $1,306,465
                                                                   ==========          ==========

Liabilities and Stockholders' Equity

Liabilities:
   Checks written in excess of bank balance                        $      108          $       --
   Other liabilities                                                   43,082              39,814
   Debt (note 2)                                                      132,143             252,660
                                                                   ----------          ----------

   Total liabilities                                                  175,243             292,474
                                                                   ----------          ----------

Capital Securities (note 2)                                           216,729              86,000
                                                                   ----------          ----------

Stockholders' equity:
   Preferred stock, no par value,
      20,000,000 shares authorized, none issued                            --                  --
   Common stock, Class A, no par value,
      180,000,000 shares authorized 1998;
      75,000,000 shares authorized 1997, issued
      and outstanding 25,425,983 shares
      in 1998 and 29,734,918 shares in 1997                            25,426              29,735
   Common stock, Class B, no par value,
      50,000,000 shares authorized,
      5,000,000 shares issued and outstanding                           5,000               5,000
   Paid-in-capital                                                    290,091             383,686
   Accumulated other comprehensive income                              26,471              55,747
   Retained earnings                                                  503,210             453,823
                                                                   ----------          ----------

Total stockholders' equity                                            850,198             927,991
                                                                   ----------          ----------

Total liabilities and stockholders' equity                         $1,242,260          $1,306,465
                                                                   ==========          ==========

See accompanying notes to condensed financial statements


                                      -S 4-

                           AMERUS LIFE HOLDINGS, INC.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONDENSED STATEMENTS OF INCOME
                                (Parent Company)
                     Years Ended December 31, 1998 and 1997




                                                              1998              1997
                                                              ----              ----
                                                                  (In thousands)
Revenues:
   Equity in undistributed earnings of subsidiaries          $70,267          $60,942
   Net investment income                                      18,693           13,255
   Other income                                                   --            1,107
                                                             -------          -------

                                                              88,960           75,304
Expenses:
   Operating expenses                                         30,093           18,527
                                                             -------          -------

                                                              30,093           18,527
                                                             -------          -------

Income before income tax expense                              58,867           56,777
Income tax benefit                                             3,962            1,282
                                                             -------          -------

Net income                                                   $62,829          $58,059
                                                             =======          =======


See accompanying notes to condensed financial statements.



                                      -S 5-

                           AMERUS LIFE HOLDINGS, INC.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                (Parent Company)
                     Years ended December 31, 1998 and 1997


                                                           1998               1997
                                                           ----               ----
                                                                 (in thousands)
Cash flows from operating activities:
   Net income                                           $  62,829           $  58,059
   Adjustments to reconcile net income to
      net cash provided by (used by) operating
         activities
      Equity in undistributed earnings                    (70,267)            (60,942)
   Change in:
      Accrued investment income                             2,215              (4,500)
      Income taxes                                         (3,063)             (2,187)
      Other, net                                           (8,535)             10,701
                                                        ---------           ---------

      Net cash provided by (used by) operating
      activities                                          (16,821)              1,131
                                                        ---------           ---------

Cash flows from investing activities:
   Purchase of investments                                (27,292)             (3,966)
   Sale of investments                                      3,955                  --
   Cash paid for acquisitions                                  --            (212,084)
                                                        ---------           ---------

      Net cash (used in) investing activities             (23,337)           (216,050)
                                                        ---------           ---------

Cash flows from financing activities:
   Change in checks written in excess of bank
      balance                                                 108                  --
   Change in debt, net                                     10,212             163,660
   Purchase of treasury stock, net of issuance           (101,472)                 --
   Capital contribution to subsidiaries                   (10,000)                 --
   Dividends from subsidiaries                            142,350              15,000
   Net proceeds from initial public
      stock offering                                           --              55,027
   Dividends paid to stockholders                         (13,442)             (6,446)
   Net cash provided by financing activities               27,756             227,241
                                                        ---------           ---------
   Net increase (decrease) in cash                        (12,402)             12,322

Cash at beginning of period                                12,402                  80
                                                        ---------           ---------

Cash at end of period                                   $      --           $  12,402
                                                        =========           =========



See notes to accompanying condensed financial statements.

                                      -S 6-

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

(2)      Debt and Capital Securities

         Debt and capital securities consists of the following (in thousands):

                                                 1998               1997
                                                 ----               ----
Revolving Credit Agreement (A)                  $     --          $250,000
Senior notes bearing interest at
   6.95% due June 2005                           125,000                --
Junior Subordinated debentures bearing
   interest at 8.85%(B)                           88,660            88,660
Junior Subordinated debentures bearing
   interest at 7.00% (C)                         135,212                --
                                                --------          --------
                                                $348,872          $338,660
                                                ========          ========

(A) The revolving credit agreement provides for a maximum borrowing of $150 million with the balance maturing in October 2002. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.


                                     -S 7-

(B) The Company issued $88.66 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with capital securities issued by the trust. The debentures bear interest at the rate of 8.85% and mature February 1, 2027.

(C) The Company issued $149.4 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with adjustable conversion-rate equity security units issued by the trust. The debentures bear interest at the rate of 7.00% and mature July 27, 2003.


         Maturities of long-term debt and capital securities are as follows for each of the five years ending December 31:

Year ending December 31:               (In thousands)
------------------------               --------------

1999                                        $     --
2000                                              --
2001                                              --
2002                                              --
2003                                         135,212
Thereafter                                   213,660
                                            --------
                                            $348,872
                                            ========


                                     -S 8-

                           AMERUS LIFE HOLDINGS, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                 (In thousands)

                                     Future
                                     policy
                                     benefits,                    Other
                    Deferred         losses,                      Policy
                     policy          claims &                     claims &                   Net in-
                   acquisition       loss            Unearned     benefits       Premium     vestment
                   cost & VOBA       expenses(1)     premiums     payable(2)     revenue     income
                   -----------       -----------     --------     ----------     -------     --------
Segment

Life Insurance (3)

12/31/98            $257,858         $2,638,268         $-        $21,506        $249,441    $188,541
12/31/97            $242,582         $2,524,216         $-        $ 8,461        $236,878    $187,166
12/31/96            $276,563         $2,192,447         $-        $ 9,825        $228,986    $164,509

Annuities

12/31/98            $330,191         $6,302,489         $-        $-             $ 29,609    $430,769
12/31/97            $286,093         $6,215,935         $-        $-             $ 17,238    $147,924
12/31/96            $ 19,153         $1,418,478         $-        $-             $ 16,082    $120,445

Other

12/31/98            $-               $   17,801         $-        $   322        $    325    $  3,401
12/31/97            $-               $   17,005         $-        $ 2,053        $    156    $  3,100
12/31/96            $-               $    1,520         $-        $ 1,979        $  1,723    $-

Total (3)

12/31/98            $588,049         $8,955,558         $-        $21,828        $279,375    $622,711
12/31/97            $528,675         $8,757,156         $-        $10,514        $254,272    $338,190
12/31/96            $295,716         $3,612,445         $-        $11,804        $246,791    $284,954

                         Benefits,     Amortization
                         claims,       of deferred
                         losses &      policy             Other
                         settlement    acquis.          operating      Prem.
                         expenses      costs&VOBA       expenses      written
                         ----------    ------------     ---------     -------
Segment

Life Insurance (3)

12/31/98                 $368,672      $48,683          $48,418         n/a
12/31/97                 $345,641      $48,787          $43,973         n/a
12/31/96                 $317,919      $49,257          $45,683         n/a

Annuities

12/31/98                 $339,289      $37,817          $35,592         n/a
12/31/97                 $117,573      $ 6,460          $ 7,365         n/a
12/31/96                 $100,588      $ 9,315          $ 6,692         n/a

Other

12/31/98                 $    506      $-               $ 2,448         n/a
12/31/97                 $    578      $-               $ 4,138         n/a
12/31/96                 $  2,845      $-               $ 5,451         n/a

Total (3)

12/31/98                 $708,467      $86,500          $86,458         n/a
12/31/97                 $463,792      $55,247          $55,476         n/a
12/31/96                 $421,352      $58,572          $57,826         n/a


------------------------
(1) Includes policy reserves, policyholder funds, and dividends payable
(2) Policy and contract claims
(3) Includes Closed Block amounts



                                     - S 9 -

                           AMERUS LIFE HOLDINGS, INC.
                                   SCHEDULE IV
                                   REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                                      Percentage
                                                            Ceded to            Assumed                               of amount
                                        Gross                 Other           From Other             Net              assumed to
                                        Amount              Companies          Companies           Amount                Net
                                        ------              ---------          ---------           ------                ---
                                                                                 (Dollars in thousands)
Year ended December 31, 1998
Life insurance in
force                                 $31,092,285          $3,778,838          $626,086          $ 27,939,533              2.24%
                                      ===========          ==========          ========          ============              ====

Premiums
   Life insurance premiums
     and charges                      $   166,590          $   15,650          $  1,036          $    151,976              0.68%
   Accident and health
     insurance                              1,542               1,376                --                   166              0.00%
   Other                                      884                 725                --                   159              0.00%
                                      -----------          ----------          --------          ------------              ----
Total premiums                        $   169,016          $   17,751          $  1,036          $    152,301              0.68%
                                      ===========          ==========          ========          ============              ====

Year ended December 31, 1997
Life insurance in
  force                               $30,312,097          $4,102,216          $500,613          $ 26,710,494              1.87%
                                      ===========          ==========          ========          ============              ====

Premiums
   Life insurance premiums
     and charges                      $   110,618          $   16,716             1,375                95,277              1.44%
   Accident and health
     insurance                              1,502               1,332                --                   170                 -%
   Other                                    2,741               2,755                --                   (14)                -%
                                      -----------          ----------          --------          ------------              ----
Total premiums                        $   114,861          $   20,803          $  1,375          $     95,433              1.44%
                                      ===========          ==========          ========          ============              =====



                                     -S 10-

Year ended December 31, 1996
Life insurance in
force                                 $29,456,101          $4,170,418          $446,785          $25,732,468          1.74%
                                      ===========          ==========          ========          ===========          ====


Premiums
   Life insurance premiums
     and charges                      $   202,288          $   14,790          $  1,475          $   188,973           .48%

   Accident and health
     insurance                              2,154               1,915                --                  239            --%

   Other                                    3,394               1,921                11                1,484            --%
                                      -----------          ----------          --------          -----------          ----
Total premiums                        $   207,836          $   18,626          $  1,486          $   190,696           .48%
                                      ===========          ==========          ========          ===========          ====





                                     -S 11-

                           AMERUS LIFE HOLDINGS, INC.
                                   SCHEDULE V
                        VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996


                                                    Charged to    Deductions-
                                                    other         provisions on
                   Balance at       Charged to      accounts-     mortgages         Balance at
Description        beginning of     costs and       mortgages     sold              end of
Mortgage Loans     period           expenses        acquired      transferred       period
--------------     ------           --------        --------      -----------       ------
                                        (In thousands)
1998                $15,284          $(6,785)        $14,900       $ (1,100)        $22,299
1997                $11,622          $  (856)        $ 4,568       $    (50)        $15,284
1996                $30,067          $(4,029)        $    --       $(14,416)        $11,622

                                     -S 12-