Form 10-Q
period 1999-03-31
AMERUS LIFE HOLDINGS INC
filed 1999-05-14
CIK 1022827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                    ----------------------------------------

                                   (Mark One)

             / x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         COMMISSION FILE NUMBER 0-21459

                           AMERUS LIFE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                                699 WALNUT STREET
                           DES MOINES, IOWA 50309-3948
                    (Address of principal executive offices)

             IOWA                                        42-1459712
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (515) 362-3600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

The number of shares outstanding of each of the Registrant's classes of common stock on April 30, 1999 was as follows:

                           Class A, Common Stock               25,436,174 shares
                           Class B, Common Stock              5,000,000   shares

Exhibit index  - Page 39
Page 1 of 44

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION.............................................   3

Item 1.       Financial Statements.........................................   3

              Consolidated Balance Sheets March 31, 1999
              (Unaudited) and December 31, 1998............................   3

              Consolidated Statements of Income (Unaudited)
              For the Three Months Ended March 31, 1999 and 1998...........   5

              Consolidated Statements of Comprehensive Income
              (Unaudited) For the Three Months Ended March 31, 1999
              and 1998.....................................................   6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 1999 and 1998...........   7

              Notes to Consolidated Financial Statements
              (Unaudited) .................................................   9

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition .........................   17

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk..................................................  36


PART II - OTHER INFORMATION................................................  37

Item 1.       Legal Proceedings............................................  37

Item 6.       Exhibits and Reports on Form 8-K.............................  37


Signatures.................................................................  38

Exhibit Index..............................................................  39

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           AMERUS LIFE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                             March 31,        December 31,
                                                                                               1999               1998
                                                                                           --------------------------------
                                                                                           (unaudited)
                                     Assets
 Investments:
        Securities available for sale at fair value:
             Fixed maturity securities                                                     $  6,692,231         $ 6,710,246
             Equity securities                                                                   31,330              68,483
             Short-term investments                                                              42,228              22,428
        Mortgage loans on real estate                                                           586,034             566,403
        Real estate                                                                                 628                 633
        Policy loans                                                                            111,131             110,786
        Other investments                                                                       206,368             205,790
                                                                                           --------------------------------

                          Total investments                                                   7,669,950           7,684,769

 Cash                                                                                             6,899              60,090
 Accrued investment income                                                                       85,385              79,921
 Premiums and fees receivable                                                                     4,114               4,385
 Reinsurance receivables                                                                          8,222               6,174
 Deferred policy acquisition costs                                                              326,893             246,030
 Value of business acquired                                                                     240,212             224,540
 Investment in unconsolidated subsidiaries                                                       30,111              29,602
 Goodwill                                                                                       213,626             215,506
 Property and equipment                                                                          24,034              23,249
 Deferred income taxes                                                                              529                   -
 Other assets                                                                                   358,289             401,239
 Closed Block assets                                                                          1,459,712           1,453,305
                                                                                           --------------------------------

                          Total assets                                                     $ 10,427,976        $ 10,428,810
                                                                                           ================================

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                              March 31,       December 31,
                                                                                                1999              1998
                                                                                           --------------------------------
                                                                                             (unaudited)
                        Liabilities and Stockholders' Equity
 Policy reserves and policyowner funds:
        Future life and annuity policy benefits                                             $ 7,193,427         $ 7,185,417
        Policyowner funds                                                                        87,881              95,974
                                                                                           --------------------------------
                                                                                              7,281,308           7,281,391
 Checks written in excess of bank balance                                                        17,764                   -
 Accrued expenses                                                                                28,757              41,323
 Dividends payable to policyowners                                                                1,457               1,168
 Policy and contract claims                                                                       8,062              13,433
 Income taxes payable                                                                             7,216               9,574
 Deferred income taxes                                                                                -              11,398
 Other liabilities                                                                              148,545             159,350
 Debt                                                                                           141,415             141,051
 Closed Block liabilities                                                                     1,734,309           1,703,195
                                                                                           --------------------------------
                          Total liabilities                                                   9,368,833           9,361,883

                                                                                           --------------------------------
 Company-obligated mandatorily redeemable preferred
        capital securities of subsidiary trusts holding solely
        junior subordinated debentures of the Company                                           216,729             216,729

                                                                                           --------------------------------

 Stockholders' equity:
        Preferred Stock, no par value, 20,000,000 shares
             authorized, none issued                                                                  -                   -
        Common Stock, Class A, no par value, 180,000,000
             shares authorized:  issued and outstanding; 25,436,039
             shares (net of 4,298,880 treasury shares) in 1999 and
             25,425,983 (net of 4,308,936 treasury shares) in 1998                               25,436              25,426
        Common Stock, Class B, no par value, 50,000,000 shares
             authorized; 5,000,000 shares issued and outstanding                                  5,000               5,000
        Paid-in capital                                                                         290,242             290,091
        Accumulated other comprehensive income                                                    4,945              26,711
        Unearned compensation                                                                      (334)               (240)
        Retained earnings                                                                       517,125             503,210
                                                                                           --------------------------------

                          Total stockholders' equity                                            842,414             850,198
                                                                                           --------------------------------

                          Total liabilities and stockholders' equity                       $ 10,427,976        $ 10,428,810
                                                                                           ================================

                           AMERUS LIFE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                         1999          1998
                                                                     ---------------------------
 Revenues:
       Insurance premiums                                            $     23,835   $     17,294
       Universal life and annuity product charges                          17,186         16,380
       Net investment income                                              130,318        133,173
       Realized gains on investments                                        2,604          6,219
       Contribution from the Closed Block                                   6,542          8,975
                                                                     ---------------------------

                                                                          180,485        182,041
                                                                     ---------------------------
 Benefits and expenses:
       Policyowner benefits                                               109,419        107,356
       Underwriting, acquisition, and insurance expenses                   21,055         21,215
       Amortization of deferred policy acquisition costs
            and value of business acquired                                 16,985         14,957
       Dividends to policyowners                                              976            315
                                                                     ---------------------------

                                                                          148,435        143,843
                                                                     ---------------------------
 Income from operations                                                    32,050         38,198
 Interest expense                                                           7,229          6,682
                                                                     ---------------------------

 Income before income tax expense and equity in
       earnings of unconsolidated subsidiary                               24,821         31,516
 Income tax expense                                                         8,372         10,177
                                                                     ---------------------------

 Income before equity in earnings of unconsolidated
       subsidiary                                                          16,449         21,339
 Equity in earnings of unconsolidated subsidiary                              508            418
                                                                     ---------------------------

            Net income                                               $     16,957   $     21,757
                                                                     ===========================
 Earnings per common share:
       Basic                                                         $       0.56   $       0.63
                                                                     ===========================
       Diluted                                                       $       0.56   $       0.62
                                                                     ===========================
 Weighted average common shares outstanding
       Basic                                                           30,432,955     34,734,918
                                                                     ===========================
       Diluted                                                         30,469,673     34,831,363
                                                                     ===========================


                                   AMERUS LIFE HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (Dollars in thousands)
                                           (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                             1999        1998
                                                                           ---------------------

Net Income                                                                 $ 16,957     $ 21,757

Other comprehensive income (loss), before tax
      Unrealized gains (losses) on securities
           Unrealized holding gains (losses) arising during period          (30,158)       3,369
           Less:  reclassification adjustment for gains included
                in net income                                                 3,328        7,594
                                                                           ---------------------

                                                                            (33,486)      (4,225)
      Minimum pension liability adjustment                                        -            -
                                                                           ---------------------

      Other comprehensive (loss), before tax                                (33,486)      (4,225)

      Income tax benefit related to items of other
           comprehensive income                                              11,720        2,577
                                                                           ---------------------

Other comprehensive (loss), net of tax                                      (21,766)      (1,648)
                                                                           ---------------------

Comprehensive income (loss)                                                $ (4,809)    $ 20,109
                                                                           =====================

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                            1999                1998
                                                                                     ----------------------------------
Cash flows from operating activities:
       Net Income                                                                         $ 16,957             $ 21,757
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Policyowner assessments on universal life
                 and annuity products                                                      (13,381)             (16,381)
            Interest credited to policyowner account balances                               86,254               46,819
            Realized investment (gains)                                                     (2,604)              (6,220)
            Goodwill amortization                                                            1,880                1,795
            VOBA amortization                                                                7,410                6,388
            Change in:
                 Accrued investment income                                                  (5,464)              (2,161)
                 Reinsurance ceded receivables                                              (2,048)                 (39)
                 Deferred policy acquisition costs                                         (27,961)             (15,352)
                 Liabilities for future policy benefits                                    (53,566)             (46,669)
                 Policy and contract claims and other policyowner funds                     (4,001)               1,022
                 Income taxes:
                      Current                                                               (2,358)               7,243
                      Deferred                                                               1,414               (4,182)
            Other, net                                                                      30,070              (19,695)
            Change in Closed Block assets and liabilities, net                              37,431               53,003
                                                                                     ----------------------------------

            Net cash provided by operating activities                                       70,033               27,328
                                                                                     ----------------------------------

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          1999                1998
                                                                                     ----------------------------------
Cash flows from investing activities:
       Purchase of fixed maturities available-for-sale                                  (1,192,379)            (604,573)
       Maturities, calls, and principal reductions of
            fixed maturities available for sale                                          1,115,286              577,195
       Purchase of equity securities                                                       (69,880)             (61,798)
       Proceeds from sale of equity securities                                              58,078               53,946
       Proceeds from repayment and sale of mortgage loans                                   37,579               20,089
       Purchase of mortgage loans                                                          (47,986)             (43,872)
       Purchase of real estate and other invested assets                                   (46,267)             (25,971)
       Proceeds from sale of real estate and invested assets                                36,915                2,898
       Change in policy loans, net                                                            (345)              (1,899)
       Other assets, net                                                                    (1,387)              39,685
       Change in Closed Block investments, net                                             (12,724)             (50,010)
                                                                                     ----------------------------------

            Net cash (used in) investing activities                                       (123,110)             (94,310)
                                                                                     ----------------------------------
Cash  flows from financing activities:
       Change in checks written in excess of balance, net                                   17,764                    -
       Deposits to policyowner account balances                                            288,780              191,598
       Withdrawals from policyowner account balances                                      (304,047)            (157,204)
       Change in debt, net                                                                     364                  (94)
       Issuance of treasury stock                                                               67                    -
       Dividends to shareholders                                                            (3,042)              (3,472)
                                                                                     ----------------------------------
            Net cash provided by (used in) financing activities                               (114)              30,828
                                                                                     ----------------------------------
            Net (decrease) in cash                                                         (53,191)             (36,154)
Cash at beginning of period                                                                 60,090               58,081
                                                                                     ----------------------------------

Cash at end of period                                                                 $      6,899           $   21,927
                                                                                     ==================================
Supplemental disclosure of cash activities:
       Interest paid                                                                  $      7,196           $    6,419
                                                                                     ==================================
       Income taxes paid                                                              $        120           $    2,189
                                                                                     ==================================

AMERUS LIFE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.


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


         SOP 97-3

         On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on when an insurance or other enterprise should recognize a liability for guaranty fund and other assessments and on how to measure such liability. The adoption of SOP 97-3 has no material impact on the financial position or results of operations as the Company currently estimates assessment liabilities when a determination of an insolvency has occurred.

        SOP 98-1

        On January 1, 1999, the Company adopted the AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. The adoption of SOP 98-1 has no material impact on the financial position or results of operations of the Company.


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


         EARNINGS PER COMMON SHARE

         Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method.


(2)      CLOSED BLOCK

         Summarized financial information of the Closed Block balance sheet as of March 31, 1999 and December 31, 1998 and statements of income for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                                              March 31,           December 31,
                                                                                1999                 1998
                                                                             ----------------------------------
Assets:
Securities available for sale at fair value
        Fixed maturity securities                                            $ 1,137,953            $ 1,116,540
        Short-term investments                                                       683                  8,875
Policy loans                                                                     181,757                181,866
Other investments                                                                    642                  3,027
Cash                                                                               2,001                      4
Accrued investment income                                                         17,917                 14,445
Premiums and fees receivable                                                         784                  3,385
Deferred policy acquisition costs                                                109,926                117,479
Other assets                                                                       8,049                  7,684
                                                                             ----------------------------------
               Total Assets                                                  $ 1,459,712            $ 1,453,305
                                                                             ==================================

Liabilities:
Future life and annuity policy benefits                                      $ 1,542,367            $ 1,517,162
Policyowner funds                                                                  7,118                  6,350
Accrued expenses                                                                   5,184                  3,887
Dividends payable to policyowners                                                149,529                149,487
Policy and contract claims                                                         5,346                  8,395
Other liabilities                                                                 24,765                 17,914
                                                                             ----------------------------------
               Total Liabilities                                             $ 1,734,309            $ 1,703,195
                                                                             ==================================

                                                                                Three Months Ended March 31,
                                                                                 1999                   1998
                                                                             ----------------------------------
Revenues and expenses:
Insurance premiums                                                           $    48,960            $    50,416
Universal life and annuity product charges                                         3,404                  3,521
Net investment income                                                             29,651                 29,183
Realized gains on investments                                                        452                    869
Policyowner benefits                                                             (51,321)               (49,031)
Underwriting, acquisition and insurance expenses                                  (1,811)                (1,361)
Amortization of deferred policy acquisition costs                                 (7,553)                (8,034)
Dividends to policyowners                                                        (15,240)               (16,588)
                                                                             ----------------------------------
Contribution from the Closed Block before income taxes                       $     6,542            $     8,975
                                                                             ==================================

(3)      DEBT AND CAPITAL SECURITIES

         Debt consists of the following (in thousands):

                                              March 31, 1999         December 31, 1998
                                         --------------------  ---------------------------
                                              (Unaudited)

Federal Home Loan Bank
community investment long-term
advances with a weighted
average interest rate of 6.29% at
March 31, 1999                           $             16,415    $              16,051

Revolving credit agreement                                  -                        -

Senior Notes bearing interest at 6.95%
due June, 2005                                        125,000                  125,000
                                                      -------                  -------
                                         $            141,415    $             141,051
                                                      =======                  =======



                                              March 31, 1999         December 31, 1998
                                         --------------------  ---------------------------
                                              (Unaudited)

AmerUs Capital I 8.85% Capital
   Securities Series A due
   February 1, 2007                      $             86,000    $              86,000

AmerUs Capital II 7.00%
   Adjustable Conversion-rate
   Equity Security Units due
   July 27, 2003                                      130,729                  130,729
                                                      -------                  -------

                                         $            216,729    $             216,729
                                                      =======                  =======



         For an additional discussion of the terms of the above indebtedness refer to the Company's consolidated financial statements as of December 31, 1998.


(4)      FEDERAL INCOME TAXES

         The effective income tax rate for the periods ending March 31, 1999 and 1998 were lower than the prevailing corporate rate primarily as a result of earned low income housing and historic rehabilitation credits which totaled $1.2 million and $1.7 million, respectively.

(5)      COMMITMENTS AND CONTINGENCIES

         AmerUs Life Insurance Company ("AmerUs Life") and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company ("AVLIC"), cannot meet its policyholder obligations. At March 31, 1999, AVLIC had statutory assets of $2,042.9 million, liabilities of $1,992.0 million, and surplus of $50.9 million.

         The Company, AmerUs Life and their direct and indirect majority shareholders AmerUs Group and American Mutual Holding Company (collectively "AmerUs"), are defendants in a class action lawsuit, Bhat v. AmerUs Life Insurance Company, which was filed in December 1996 in the United States District Court for the Northern District of California. The complaint, as amended in 1998, alleges that the defendants breached the terms of certain universal life policies, breached certain other duties owed to policyowners and violated RICO in setting their cost of insurance rates and credited interest rates. These allegations include a claim that the defendants passed an increase in corporate income taxes (known as the deferred acquisition cost, or DAC, tax) through to owners of those policies. The plaintiff, an insured under a universal life policy issued by AmerUs Life, seeks unspecified actual and punitive damages and injunctive relief on a universal life policy issued by AmerUs Life, seeks unspecified actual and punitive damages and injunctive relief on behalf of himself and all similarly situated policyowners of AmerUs Life with universal life insurance policies. AmerUs denies the allegations contained in the complaint, including the existence of a legitimate class. An earlier companion case filed in the same court in June 19996 was dismissed in October 1997. This litigation has been vigorously defended by AmerUs Life.

         The parties have entered into a nationwide class settlement of certain contract and related issues for a substantial block of AmerUs Life's life insurance policies. The settlement was approved by the court by order dated April 2, 1999. The order will become final and unappealable approximately 60 days after the date of the order if no appeal is filed.

         Due to pending settlement negotiations, the Company incurred a charge to income for 1998. Based upon current estimates of the costs associated with the settlement, the Company established a reserve of $1.2 million at that time.

         In the ordinary course of business, the Company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material to the Company's results of operations.


(6)      RELATED PARTY TRANSACTIONS

         AmerUs Life has a master agreement of purchase and sale with AmerUs Home Equity whereby AmerUs Life agrees to purchase whole loans from AmerUs Home Equity from time to time. AmerUs Life also has a loan servicing agreement with AmerUs Home Equity, whereby AmerUs Home Equity acts as servicer of the loans and receives a servicing fee of 50 basis points of the outstanding principal balances of the loans. During the quarter ended March 31, 1999, AmerUs Life purchased loans with a total outstanding principal balance of $13.1 million at par.


(7)      OPERATING SEGMENTS

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

         Intersegment transactions for the first quarter of 1999 primarily consisted of holding company charges to the life and annuity operating segments for investment management services in the amounts of $2.9 million and $3.8 million, respectively, and for information technology services in the amounts of $6.0 million and $0.4 million, respectively. Intersegment transactions for the first quarter of 1998 primarily consisted of holding company charges to the life and annuity operating segments for investment management services in the amounts of $2.4 million and $2.2 million, respectively. There have been no material changes in segment assets since December 31, 1998.

         Operating segment income is as follows:

 Operating Segment Income
 (in thousands)

 Three Months Ended March 31, 1999

                                                                                                                    Total
                                                                Life Insurance        Annuities          Other    Consolidated
                                                                ---------------------------------------------------------------
 Revenues:
       Insurance premiums                                      $         15,326     $     8,470      $      39     $     23,835
       Universal life and annuity product charges                        11,821           5,365              -           17,186
       Net investment income                                             19,524         104,800          5,994          130,318
       Realized gains on investments                                        116           2,386            102            2,604
       Contribution from the Closed Block                                 6,542               -              -            6,542
                                                                ---------------------------------------------------------------

                                                                         53,329         121,021          6,135          180,485
 Benefits and expenses:
       Policyowner benefits                                              24,586          84,745             88          109,419
       Underwriting, acquisition, and insurance expenses                 12,909           8,305           (159)          21,055
       Amortization of deferred policy acquisition costs
            and value of business acquired                                5,332          11,653              -           16,985
       Dividends to policyowners                                            976               -              -              976
                                                                ---------------------------------------------------------------

                                                                         43,803         104,703            (71)         148,435
                                                                ---------------------------------------------------------------

 Income from operations                                        $          9,526     $    16,318          6,206           32,050
                                                               =================================

 Interest expense                                                                                        7,229            7,229

 Income tax expense                                                                                      8,372            8,372

 Equity in earnings of unconsolidated subsidiary                                                           508              508
                                                                                                                   ------------

            Net income                                                                                             $     16,957
                                                                                                                   ============

 Operating Segment Income
 (in thousands)

 Three Months Ended March 31, 1998

                                                                                                                      Total
                                                                Life Insurance      Annuities         Other       Consolidated
                                                                ----------------------------------------------------------------
 Revenues:
       Insurance premiums                                       $         10,141    $      7,077     $       76     $     17,294
       Universal life and annuity product charges                         11,660           4,720              -           16,380
       Net investment income                                              18,704         111,957          2,512          133,173
       Realized gains on investments                                       1,756           6,554         (2,091)           6,219
       Contribution from the Closed Block                                  8,975               -              -            8,975
                                                                ----------------------------------------------------------------

                                                                          51,236         130,308            497          182,041
 Benefits and expenses:
       Policyowner benefits                                               20,980          86,319             57          107,356
       Underwriting, acquisition, and insurance expenses                  10,074          10,089          1,052           21,215
       Amortization of deferred policy acquisition costs                                                                       -
            and value of business acquired                                 6,148           8,809              -           14,957
       Dividends to policyowners                                             315               -              -              315
                                                                ----------------------------------------------------------------

                                                                          37,517         105,217          1,109          143,843
                                                                ----------------------------------------------------------------

 Income from operations                                         $         13,719    $     25,091           (612)          38,198
                                                                ================================

 Interest expense                                                                                         6,682            6,682

 Income tax expense                                                                                      10,177           10,177

 Equity in earnings of unconsolidated subsidiary                                                            418              418
                                                                                                                    ------------

            Net income                                                                                              $     21,757
                                                                                                                    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes.


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

                                                                                     For the Three Months Ended March 31,
                                                                                       1999                       1998
                                                                                    ----------------------------------------
                                                                                     (In thousands, except per share amounts)

Net Income                                                                          $     16,957                $    21,757
Net realized (gains) losses on investments (A)                                            (1,693)                    (4,606)
Core realized gains (losses) (B)                                                           1,930                      1,835
Amortization of deferred policy acquisition
        costs due to realized gains or losses (C)                                            332                        506
                                                                                    ----------------------------------------
Adjusted Operating Income                                                           $     17,526                $    19,492
                                                                                    =======================================

Adjusted Operating Income per common share:
        Basic (D)                                                                   $       0.58                $      0.56
        Diluted (E)                                                                 $       0.58                $      0.56



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

(D) Basic adjusted operating income per common share for the first quarters of 1999 and 1998 is calculated using 30.43 million and 34.73 million shares, respectively.

(E) Diluted adjusted operating income per common share for the first quarters of 1999 and 1998 is calculated using 30.47 million and 34.83 million shares, respectively.

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

SALES

         LIFE INSURANCE

         The following table sets forth information regarding the Company's life insurance sales activity by product:

                                                             Sales Activity by Product
                                                       For the Three Months Ended March 31,
                                                          1999                    1998
                                                       ------------------------------------
($ in thousands)

Traditional life insurance:
      Participating whole life                         $  4,905                    $  3,570
      Term Life                                           1,412                       1,456
Universal Life                                            3,210                       2,176
                                                       ------------------------------------

      Total (A)                                        $  9,527                    $  7,202
                                                       ====================================


(A) Direct first year annualized premiums.



         Life insurance sales as measured by annualized premiums increased 32.3% to $9.5 million for the first quarter of 1999 compared to $7.2 million for the same period in 1998. Sales of participating whole life insurance continued at a strong pace that commenced during the second half of 1998. Sales of universal life insurance for the first three months of 1999 increased by $1.0 million from the same period in 1998. Increased sales of universal life were primarily attributable to a new universal life product introduced in the fourth quarter of 1998.

         The following table sets forth the Company's life insurance collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:

                                                                     Collected Premiums by Product
                                                                   For the Three Months Ended March 31,
                                                                     1999                       1998
                                                                   ------------------------------------
($ in thousands)

Individual life premiums collected:
      Traditional life:
           First year and single                                   $ 22,222                    $ 19,511
           Renewal                                                   46,624                      45,012
                                                                   ------------------------------------

           Total                                                     68,846                      64,523

      Universal life:
           First year and single                                      5,098                       4,078
           Renewal                                                   18,771                      19,079
                                                                   ------------------------------------

           Total                                                     23,869                      23,157

Total individual life                                                92,715                      87,680

      Reinsurance assumed                                               349                          97
      Reinsurance ceded                                              (4,302)                     (2,836)
                                                                   ------------------------------------

Total individual life, net of reinsurance                          $ 88,762                    $ 84,941
                                                                   ====================================




         Traditional life insurance premiums collected were $68.8 million for the first quarter of 1999 compared to $64.5 million for the first quarter of 1998. Whole life production was up approximately 47.5% in the first quarter of 1999 as compared to the same period in 1998 while term production was down approximately 3.0% between the periods. Renewal direct collected premium was $1.6 million higher in the first quarter of 1999 as compared to the same period in 1998 primarily due to continued favorable persistency.

         Universal life insurance premiums collected were $23.9 million in the first quarter of 1999 compared to $23.2 million for the same period in 1998. The increase in 1999 was primarily due to the new product introduced in the fourth quarter of 1998.

         The following table sets forth information regarding the Company's life insurance in force for each date presented:

                                                                             Life Insurance in Force
                                                                                 As of March 31,
                                                                          1999                    1998

                                                                         -----------------------------------
($ in thousands)

Individual life insurance:

Traditional life
      Number of policies                                                      252,975                 256,688
      GAAP life reserves                                                 $  1,578,053            $  1,493,263
      Face amounts                                                       $ 19,843,000            $ 18,333,000

Universal life
      Number of policies                                                      114,397                 117,044
      GAAP life reserves                                                 $    900,756               $ 876,030
      Face amounts                                                       $ 12,114,000            $ 12,104,000

Total life insurance
      Number of policies                                                      367,372                 373,732
      GAAP life reserves                                                 $  2,478,809            $  2,369,293
      Face amounts                                                       $ 31,957,000            $ 30,437,000




         While the total policy count continues to decline consistent with industry trends, the average size of policy continues to increase from $81,400 in 1998 to $87,000 in 1999. As a result, total insurance in force has grown to almost $32 billion as of March 31, 1999.

         ANNUITIES

         The following table sets forth annuity collected premiums for the periods indicated:

                                                                 For the Three Months Ended March 31,
                                                                  1999                        1998
                                                              ----------------------------------------
($ in thousands)
Fixed annuities                                               $    233,675                 $   167,961
Equity-index fixed annuities                                         4,639                       6,735
                                                              ----------------------------------------

      Total                                                        238,314                     174,696

Reinsurance ceded                                                      (66)                       (965)
                                                              ----------------------------------------

Total annuities, net of reinsurance                           $    238,248                 $   173,731
                                                              ========================================


         The Company markets its annuity products on a national basis through networks of independent agents whom are supervised by regional vice presidents and directors or Independent Marketing Organizations (IMO's). The Company's IMO's consist of approximately 60 contracted organizations, two wholly-owned organizations, and one partially-owned organization. Annuity collected premiums were $238.2 million for the first quarter of 1999 compared to $173.7 million for the same period in 1998. The Company's acquisition of an IMO in the second half of 1998 and the Company's investment in an IMO in the first quarter of 1999 contributed to the increase in collected premiums.

         The following table sets forth information regarding annuities in force for each date presented:

                                                                                   Annuities in Force
                                                                                   As of March 31,
                                                                             1999                    1998
                                                                          -----------------------------------
($ in thousands)
Deferred fixed annuities
      Number of policies                                                      177,032                 188,593
      GAAP life reserves                                                  $ 5,982,980             $ 5,930,407

Equity-index fixed annuities
      Number of policies                                                        6,369                   4,734
      GAAP life reserves                                                  $   254,059             $   229,180

Total annuities
      Number of policies                                                      183,401                 193,327
      GAAP life reserves                                                  $ 6,237,039             $ 6,159,587

RESULTS OF OPERATIONS

         A summary of the Company's revenue follows:

                                                                           Three Months Ended, March 31,
                                                                             1999                1998
                                                                           -----------------------------
($ in thousands)

Insurance premiums
         Life insurance - traditional                                      $ 15,326             $ 10,141
         Annuities - Immediate annuity &
                 supplementary contract premiums                              8,470                7,077
         Other                                                                   39                   76
                                                                           -----------------------------

         Total insurance premiums                                            23,835               17,294

Product charges
         Life insurance - universal life                                     11,821               11,660
         Annuities                                                            5,365                4,720
                                                                           -----------------------------

          Total product charges                                              17,186               16,380

Net investment income
         Life insurance                                                      19,524               18,704
         Annuities                                                          104,800              111,957
         Other                                                                5,994                2,512
                                                                           -----------------------------

         Total net investment income                                        130,318              133,173

Realized gains (losses) on investments
         Life insurance                                                         116                1,756
         Annuities                                                            2,386                6,554
         Other                                                                  102               (2,091)
                                                                           -----------------------------

         Total realized gains on investments                                  2,604                6,219

Contribution from the Closed Block                                            6,542                8,975
                                                                           -----------------------------

         Total revenues                                                   $ 180,485            $ 182,041
                                                                          ==============================

         Traditional life insurance premiums were $15.3 million for the first quarter of 1999 compared to $10.1 million for the same period in 1998. The increase in traditional life insurance premiums was primarily the result of continued favorable persistency and increased sales of participating whole life insurance products.

         Immediate annuity and supplementary contract premiums increased by $1.4 million to $8.5 million for the first quarter of 1999 compared to $7.1 million for the first quarter of 1998. The increase in contract premiums in 1999 was primarily due to increased immediate annuity sales.

         Universal life product charges were $0.1 million higher in the first quarter of 1999 compared with the same period in 1998. The increase in product charges in 1999 was primarily due to increased cost of insurance charges as a result of the normal aging of the block of business, partially offset by higher reinsurance costs.

         Annuity product charges were $5.4 million for the first quarter of 1999 compared to $4.7 million for the same period in 1998. The increase in product charges was primarily due to increased surrender charges resulting from an increase in lapses.

         Total net investment income was $130.3 million for the first quarter of 1999 compared to $133.2 million for the first quarter of 1998. The decrease in 1999 net investment income was primarily attributable to lower effective yields on average invested assets (excluding market value adjustments). Average invested assets (excluding market value adjustments) were approximately $134.6 million higher in the first quarter of 1999 as compared to the same period in 1998. Offsetting the higher average invested assets was a lower effective yield. The effective yield of the entire portfolio in the first quarter of 1999 was 7.09% compared to 7.38% in the first quarter of 1998. The effective yield of the annuity portion of the portfolio decreased 51 basis points to 6.47% for the first quarter of 1999 as compared to 6.98% for the same period in 1998. The decrease in effective yields primarily resulted from lower reinvestment rates throughout 1998 and in the first quarter of 1999 as compared to the portfolio rate at the beginning of the prior year period. Other net investment income was $3.5 million higher for the first quarter 1999 compared to the same period in 1998. The increase in 1999 other net investment income was primarily attributable to increased investment management services fees to the operating segments and to other affiliates and third parties. Insurance segment and Annuity segment fees increased approximately $0.5 million and $1.6 million, respectively, in first quarter 1999 as compared to the same period in 1998. The remainder of the increased fees were from other affiliates and third parties.

         Realized gains on investments were $2.6 million for the first quarter of 1999 compared to $6.2 million for the first quarter of 1998. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

         The Contribution from the Closed Block was $6.5 million for the first quarter of 1999 compared to $9.0 million for the same period in 1998. The following table sets forth the operating results of the Closed Block for the periods indicated:

                                                                               Three Months Ended March 31,
($ in thousands)                                                                1999               1998
                                                                              -----------------------------
Revenues
      Insurance premiums                                                      $ 48,960             $ 50,416
      Universal life and annuity product charges                                 3,404                3,521
      Net investment income                                                     29,651               29,183
      Realized gains on investments                                                452                  869
                                                                              -----------------------------
           Total revenues                                                       82,467               83,989

Benefits and expenses
      Policyowner benefits                                                      51,321               49,031
      Underwriting, acquisition and insurance expenses                           1,811                1,361
      Amortization of deferred policy acquisition costs                          7,553                8,034
      Dividends to policyowners                                                 15,240               16,588
                                                                              -----------------------------
           Total benefits and expenses                                          75,925               75,014

                                                                              -----------------------------
Contribution from the Closed Block                                             $ 6,542              $ 8,975
                                                                              =============================



         Closed Block insurance premiums decreased by $1.4 million to $49.0 million for the first quarter of 1999 compared to $50.4 million for the same period in 1998. The decrease in insurance premiums is consistent with the reduction of the Closed Block's life insurance in force that is expected to continue over the life of the Block. Similarly, the decrease in product charges on universal life policies included in the Closed Block is primarily the result of the reduction of such business in force.

         Net investment income for the Closed Block was $29.7 million for the first quarter of 1999 compared to $29.2 million for the same period in 1998. The increase was primarily attributable to approximately $25 million higher average invested assets (excluding market value adjustments). The effective yield on average invested assets (excluding market value adjustments) was 7.41% for both the first quarters of 1999 and of 1998.

         Realized gains on investments of the Closed Block were $0.4 million lower in the first quarter of 1999 compared to the first quarter of 1998. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

         Closed Block policyowner benefits were $2.3 million higher in the first quarter of 1999 compared to the same period in 1998. The increase was primarily due to increased death benefits. The increased death benefits were partially offset by the reduction of life reserves, which is consistent with the reduction of the Closed Block's life insurance in force that is expected over the life of the Block.

         The amortization of deferred policy acquisition costs for the Closed Block decreased by $0.4 million to $7.6 million for the first quarter of 1999 compared to $8.0 million for the first quarter of 1998. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The decrease in the amortization of deferred policy acquisition costs corresponds to lower gross margins which resulted from higher death benefits in the first quarter of 1999 as compared to the same period in 1998.

         Closed Block dividends to policyowners decreased by $1.4 million to $15.2 million for the first quarter of 1999 compared to $16.6 million for the same period in 1998. The decrease in 1999 was primarily due to the decrease in the deferred dividend liability resulting from increased policyowner benefits as compared to the same period in 1998.

         A summary of the Company's policyowner benefits follows:

                                                                       Three Months Ended March 31,
                                                                         1999                 1998
                                                                      ------------------------------
($ in thousands)
Life Insurance:
      Traditional:
           Death benefits                                             $     694            $     397
           Change in liability for future policy
                benefits and other policy benefits                       10,291                6,514
                                                                      ------------------------------

                Total traditional                                        10,985                6,911

      Universal:
           Death benefits in excess of cash value                         6,289                4,660
           Interest credited on policyowner
                account balances                                          7,531                7,941
           Other                                                           (219)               1,468
                                                                      ------------------------------

                Total universal                                          13,601               14,069
                                                                      ------------------------------

                Total life insurance benefits                            24,586               20,980

Annuities
      Interest credited to deferred annuity
           account balances                                              69,740               75,742
      Other annuity benefits                                             15,005               10,577
                                                                      ------------------------------

                Total annuity benefits                                   84,745               86,319

Other benefits                                                               88                   57
                                                                      ------------------------------

Total policyowner benefits                                            $ 109,419            $ 107,356
                                                                      ==============================



         Total life insurance benefits were $24.6 million for the first quarter of 1999 compared to $21.0 million for the first quarter of 1998. The increase in life insurance benefits was primarily due to increased death benefits and the growth in liability for future policy benefits and other policy benefits (reserves) in the traditional life insurance line of business as expected from the growth of the business in force. Interest credited on universal policyowner account balances decreased $0.4 million to $7.5 million for the first quarter of 1999 compared to $7.9 million for the same period in 1998 primarily due to lower crediting rates. The weighted average interest crediting rate on policyowner account balances for the first quarter of 1999 was 5.75% compared to 6.23% for the same period in 1998. Partially offsetting the decrease in crediting rates was an increase in policyowner account balances of approximately $11.4 million.

         Annuity benefits were $84.7 million for the first quarter of 1999 compared to $86.3 million for the same period in 1998. The decrease is primarily due to a lower weighted average crediting rate in the first quarter of 1999 compared to the first quarter of 1998, partially offset by higher average liabilities. The weighted average crediting rate on deferred annuity account balances was decreased 28 basis points to 5.06% for the first quarter of 1999 compared to 5.34% for the first quarter of 1998. Crediting rates were decreased in response to the decrease in effective yields on the annuity investment portfolio. Although crediting rates were decreased, GAAP spreads narrowed 8 basis points (adjusted for inter-segment charges) in the first quarter of 1999 as compared to the same period in 1998 due to the larger reduction in effective portfolio yields. Partially offsetting the decrease in interest credited to deferred annuity account balances was an increase in other annuity benefits which corresponds to the change in immediate annuity reserves and benefit payments on immediate annuities.

         A summary of the Company's expenses follows:

                                                                               Three Months Ended March 31,
                                                                                 1999               1998
                                                                                ---------------------------
($ in thousands)

Life Insurance
        Underwriting, acquisition and
               insurance expenses                                               $ 12,909           $ 10,074
        Amortization of deferred policy acquisition costs
               and VOBA                                                            5,332              6,148
                                                                                ---------------------------

               Total life insurance                                               18,241             16,222

Annuities
        Underwriting, acquisition and
               insurance expenses                                                  8,305             10,089
        Amortization of deferred policy acquisition
               costs and VOBA                                                     11,653              8,809
                                                                                ---------------------------

               Total annuities                                                    19,958             18,898

Other                                                                             $ (159)           $ 1,052
                                                                                ---------------------------

Total expenses                                                                  $ 38,040           $ 36,172
                                                                                ===========================



         Total life insurance expenses were $18.2 million for the first quarter of 1999 compared to $16.2 million for the first quarter of 1998. Underwriting, acquisition and insurance expenses were $2.8 million higher in 1999 compared to the same period in 1998 primarily due to approximately $1.8 million of costs related to the Year 2000 Compliance Project and costs associated with the Company's enhancement of its distribution systems and increased holding company services. Offsetting this increase was a $0.8 million decrease in the amortization of deferred policy acquisition costs and value of business acquired
(VOBA). Deferred policy acquisition costs are generally amortized in proportion to gross margins, including realized capital gains. Higher death benefits on those policies for which deferred costs are amortized contributed to lower gross margins in the first quarter of 1999 as compared to the first quarter of 1998, resulting in the decreased amortization.

         Total annuity expenses increased by $1.1 million to $20.0 million for the first quarter of 1999 compared to $18.9 million for the first quarter of 1998. Underwriting, acquisition and insurance expenses decreased approximately $1.8 million in the first quarter of 1999 compared to the same period in 1998 primarily due to cost savings realized from the consolidation of acquired subsidiary operations. Offsetting this decrease in insurance expenses was a $2.9 million increase in amortization of deferred policy acquisition costs and VOBA. Gross margins, including realized capital gains, increased due to the reduced expenses, resulting in the increased amortization.

         Other expenses decreased by $1.2 million in the first quarter of 1999 compared to the same period in 1998 primarily due to a change in charges to the life operating segment for additional services provided by the holding company in 1999.

         A summary of the Company's income from operations by operating segment follows:

                                                         Three Months Ended March 31,
                                                           1999                1998
                                                         -----------------------------
($ in thousands)
Life Insurance:
        Open Block:
               Revenues                                  $ 46,787             $ 42,261
               Benefits and Expenses                      (42,827)             (37,202)
               Dividends to policyowners                     (976)                (315)
        Closed Block contribution                           6,542                8,975
                                                         -----------------------------

        Income from operations                              9,526               13,719

Annuities:
        Revenues                                          121,021              130,308
        Benefits and Expenses                            (104,703)            (105,217)
                                                         -----------------------------

        Income from operations                             16,318               25,091

Other                                                       6,206                 (612)
                                                         -----------------------------

Total income from operations                             $ 32,050             $ 38,198
                                                         =============================

         Income from Life Insurance operations was $9.5 million for the first quarter of 1999 compared to $13.7 million for the first quarter of 1998. The decrease in the first quarter of 1999 compared to the first quarter of 1998 was primarily due to increased death benefits, increased costs related to the Year 2000 Compliance Project and holding company services, and a decreased contribution from the Closed Block.

         Income from Annuity operations was $16.3 million for the first quarter of 1999 compared to $25.1 million for the same period in 1998. The decrease in 1999 was primarily due to decreased spreads, lower realized gains and higher holding company investment management charges as compared to the first quarter of 1998.

         Other income was $6.2 million for the first quarter of 1999 compared to a loss of $0.6 million for the same period in 1998. The increase in 1999 was primarily due to changes in the charges to the operating segments for holding company services such as investment management, information technology, and other administrative services.

         Interest expense increased by $0.5 million in the first quarter of 1999 to $7.2 million compared to $6.7 million in the first quarter of 1998. The increased interest expense in 1999 was primarily due to a higher interest rate on the senior notes and adjustable conversion-rate equity security units outstanding during the first quarter of 1999 as compared to the revolving credit agreement borrowings outstanding during the first quarter of 1998.

         Income tax expense was $8.4 million for the first quarter of 1999 compared to $10.2 million for the first quarter of 1998. The effective tax rate in 1999 was 33.1% compared to 31.9% in 1998. The increase in the effective tax rate in 1999 was primarily due to a $0.5 million decrease in tax credits generated by affordable housing and historic rehabilitation investments. Tax credits generated from these investments totaled $1.2 million in 1999 compared to $1.7 million in 1998.

         The equity in earnings of unconsolidated subsidiary represents 34% of the net income of AMAL Corporation, net of goodwill amortization. AMAL Corporation is the parent company of Ameritas Variable Life Insurance Company, the joint venture partner that markets variable life, and variable and fixed annuity products.

         Net income was $17.0 million for the first quarter of 1999 compared to $21.8 million for the same period in 1998. The decrease in net income in the first quarter of 1999 as compared to the first quarter of 1998 was primarily due to increased death benefits and Year 2000 compliance costs in the Life Insurance operating segment, decreased spreads and lower realized gains in the Annuity operating segment, and the reduction in average stockholders' equity resulting from the common stock buyback program.

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

         The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Insurance Commissioner to pay any dividend that would exceed certain statutory limitations. The current statute limits any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. The payment of dividends by AmVestors' subsidiaries, American Investors Life Insurance Company, Inc. (American), and Financial Benefit Life Insurance Company (FBL) is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. During the first quarter of 1999, the Company's subsidiaries paid the Company $10 million in dividends. Based on these limitations and 1998 results, the Company's subsidiaries could pay an estimated $9 million in additional dividends in 1999 without obtaining regulatory approval.

         The Company and its subsidiaries generated cash flows from operating activities of $70.0 million and $27.3 million for the first quarters ended March 31, 1999 and 1998, respectively. Excess operating cash flows were primarily used to increase the Company's investment portfolio.

         The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of March 31, 1999, there was no outstanding loan balance under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its subsidiaries, including AmerUs Life and Delta Life, to maintain certain ratings from A.M. Best and certain levels of adjusted capital and surplus and risk-based capital.

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

         On February 15, 1999, the Company's controlling shareholder, American Mutual Holding Company (American Mutual), a mutual insurance holding company, announced that its board of directors had authorized management to review the potential benefits of a demutualization of American Mutual. American Mutual is owned by its members who are also policyowners of AmerUs Life. American Mutual expects to complete the study and make a final decision in mid 1999.

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

         The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at March 31, 1999 (including liabilities in both the Closed Block and the general account):

(dollars in millions)

Not subject to discretionary withdrawal                                             $370.2
Subject to discretionary withdrawal with adjustments
                  Specified surrender charges (A)                                  4,093.3
                  Market value adjustments                                         1,641.7
                                                                                  --------

                  Subtotal                                                         5,735.0

Subject to discretionary withdrawal without adjustments                            1,213.1
                                                                                  --------

                  Total                                                           $7,318.3
                                                                                  --------



(A) Includes $1,164.1 million of liabilities with a contractual surrender charge of less than five percent of the account balance.

         Through its membership in the Federal Home Loan Bank (FHLB) of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. Interest is payable at a current rate at the time of any advance. As of March 31, 1999, AmerUs Life had a $25.0 million open secured line of credit against which there were no borrowings. In addition to the line of credit, AmerUs Life has long-term advances from the FHLB outstanding of $16.4 million at March 31, 1999.

         The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of March 31, 1999 had a carrying value of $9.0 billion, including Closed Block investments.

         At March 31, 1999, the statutory surplus of the Company's subsidiaries was approximately $453.7 million. The Company believes that this level of statutory capital is more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

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

                  The IT Systems Project has been organized into three phases as follows: inventory, remediation/replacement and integrated testing. The inventory phase is complete. Because mainframe systems are a major part of our Year 2000 Project, work on these systems began in 1996. Mainframe remediation efforts are more than 99% complete, and the remaining work is scheduled for completion in the second quarter of 1999. Work on personal computer and network systems began in early 1998, and the remediation/replacement phase for these systems is substantially complete. The Company has been testing individual systems as part of its remediation effort, and full system integration testing of all business critical systems is scheduled for completion in the second quarter of 1999.

                  Non-IT Systems include administrative systems such as faxes and phone systems. Facilities also contain non-IT systems such as elevators, heating and cooling systems and security systems. Work on these embedded systems began in 1998; this project is more than 88% complete. The scheduled completion date is the second quarter of 1999.

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

                  Total estimated costs associated with Year 2000 modifications and conversions are approximately $9 million. These costs are expensed as incurred. For the quarter ended March 31, 1999, the Company has incurred $2.1 million in Year 2000 expenses, and $6.3 million since the beginning of the Year 2000 Project.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         The Company calculated the cash flows of principal amounts and related weighted average interest rates by expected maturity dates of its fixed maturity investments and mortgage loans as of December 31, 1998 and included this information in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Through March 31, 1999, there have been no significant changes.

         The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 67% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 8% of the bond portfolio is below investment grade. Fixed maturity securities have a weighted average maturity of approximately 7 years.

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


PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

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

        The parties have entered into a nationwide class settlement of certain contract and related issues for a substantial block of AmerUs Life's life insurance policies. The settlement was approved by the court by order dated April 2, 1999. The order will become final and unappealable in approximately 60 days after the date of the order if no appeal is filed.

        Due to pending settlement negotiations, the Company incurred a charge to income for 1998. Based upon current estimates of the costs associated with the settlement, the Company established a reserve of $1.2 million at that time.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

         (b) The following report on Form 8-K was filed during the quarter ended March 31, 1999:

                  1. Form 8-K dated February 15, 1999, announcing the demutualization study of American Mutual Holding Company.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   May 14, 1999               AMERUS LIFE HOLDINGS, INC.



                                    By  /s/  Michael G. Fraizer
                                             -----------------------------------
                                             Senior Vice President and
                                             Chief Financial Officer



                                    By  /s/  Brenda J. Cushing
                                             -----------------------------------
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                   AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit
No.        Description
-------    -----------

2.1 Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
2.2 Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among the Registrant, AFC Corp. and AmVestors Financial Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration Statement of the Registrant on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.
2.3 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly owned subsidiary of the Registrant and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of the Registrant dated October 8, 1997, is hereby incorporated by reference.
3.1 Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.5 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
3.3 Articles of Amendment of the Registrant dated September 25, 1998, filed as Exhibit 3.3 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
4.1 Amended and Restated Trust Agreement dated as of February 3, 1997 among the Registrant, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.
4.2 Indenture dated as of February 3, 1997 between the Registrant and Wilmington Trust Company relating to the Company's 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.3 Guaranty Agreement dated as of February 3, 1997 between the Registrant, as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.4 Common Stock Purchase Warrant, filed as Exhibit (10)(v) to Form 10-Q of AmVestors Financial Corporation dated May 13, 1992, is hereby incorporated by reference.
4.5 Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among the Registrant, First Union Trust Company and the administrative trustees named therein, relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.6 Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of the Registrant, AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.
4.7 Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by the Registrant, relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.8 QUIPS Guarantee Agreement, dated as of July 27, 1998, by the Registrant, relating to the Registrant's 7.0% ACES Units, filed as
           Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.

4.9 Master Unit Agreement, dated as of July 27, 1998, between the Registrant and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.10 Call Option Agreement, dated as of July 27, 1998, between Goldman, Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.10 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.11 Pledge Agreement, dated as of July 27, 1998, among the Registrant, Goldman, Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.11 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.12 Senior Indenture, dated as of June 16, 1998, by and between the Registrant and First Union National Bank, as Indenture Trustee, relating to the Registrant's 6.95% Senior Notes, filed as Exhibit
            4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.13 Subordinated Indenture, dated as of July 27, 1998, by and between the Registrant and First Union National Bank, as Indenture Trustee, relating to the Registrant's 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
10.1 Amended and Restated Intercompany Agreement dated as of December 1, 1996, among American Mutual Holding Company, AmerUs Group Co. and the Company. Filed as Exhibit 10.81 to the Registrant's registration statement on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.2 Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as
            Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.3 Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.4 AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of the Registrant on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.5 All*AmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6 American Mutual Life Insurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.7 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.7 Central Life Assurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.8 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.9        AmerUs Life Insurance Company Performance Share Plan, filed as
            Exhibit 10.10 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.11 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.12 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.13       Tax Allocation Agreement dated as of November 4, 1996, filed as
            Exhibit 10.68 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

10.14 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly-owned subsidiary of the Registrant and Delta Life
           Corporation, filed as Exhibit 2.2 to the Registrant's report on Form 8-K on October 8, 1997, is hereby incorporated by reference.
10.15      Purchase Agreement between AmerUs Life and AmerUs Bank dated March
           5, 1997 relating to the sale of certain loans, filed as Exhibit
           10.82 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.16      Credit Agreement, dated as of October 23, 1997, among the
           Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent , filed as Exhibit
           10.84 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.17 Coinsurance Agreement, effective February 1, 1996, between Delta Life and Annuity Company and London Life Reinsurance Company, filed as
           Exhibit 10.85 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.18 AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.
10.19 1989 Non-Qualified Stock Option Plan adopted March 17, 1989, filed as Exhibit (10)(q) to Form 10-K of AmVestors Financial Corporation, dated April 12, 1989, is hereby incorporated by reference.
10.20 Amended and Restated Miscellaneous Service Agreement, dated as of July 21, 1997, among American Mutual Holding Company, Registrant, AmerUs Life Insurance Company, AmerUs Group Co., AmerUs Bank, AmerUs Mortgage, Inc., Iowa Realty Co., Inc., Iowa Title Company, AmerUs Insurance, Inc., AmerUs Properties, Inc., AmerUs Direct, Inc., filed as Exhibit 10.57 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.21 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa, filed as Exhibit 10.58 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
 10.22 First Amendment dated February 1, 1998 to Lease Agreement dated December 1, 1996 between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa, filed as Exhibit 10.59 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.23 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, 1213 Cherry Street, Des Moines, Iowa, filed as Exhibit 10.60 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.24 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and the Registrant, property 418 Sixth Avenue Moines, Iowa, filed as Exhibit 10.61 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.25 Revised and Restated Lease - Business Property, dated May 28, 1998, between AmerUs Properties, Inc. and the Registrant property, 699 Walnut Street, Des Moines, Iowa, filed as Exhibit 10.26 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.26 Addendum, dated May 28, 1998 to lease dated May 28, 1998 between AmerUs Properties and the Registrant, filed as Exhibit 10.27 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.27 Addendum II, dated July 21, 1998, to lease dated May 28, 1998 between AmerUs Properties and the Registrant, filed as Exhibit 10.28 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.28 Servicing Agreement, dated March 5, 1997, between AmerUs Life Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.64 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.29 Consent dated as of May 20, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.72 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.

10.30 First Amendment dated as of May 30, 1997 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.73 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.31 Second Amendment dated as of June 22, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.74 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.32 Second Consent and Amendment dated as of October 2, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.75 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.33      MIP Deferral Plan dated as of September 1, 1998, filed as
           Exhibit 10.76 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.34* Open Line of Credit Application and Terms Agreement, dated March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company.
10.35 Origination Agreement, dated August 1, 1998, between AmerUs Home Equity, Inc. and AmerUs Life Insurance Company, filed as Exhibit
           10.36 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.36 Third Waiver to Credit Agreement dated as of November 16, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.37 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.37 Fourth Consent and Amendment, dated as of December 4, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.38 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.38 Administrative Services Agreement, dated as of August 1, 1998, among American Mutual Holding Company, Registrant, AmerUs Group, AmerUs Home Equity, Inc., AmerUs Mortgage, Inc., AmerUs Properties, Inc., American Capital Management Group, Inc., AmerUs Life Insurance Company, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., and Delta Life and Annuity Company, filed as
           Exhibit 10.39 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.39* Facility and Guaranty Agreement, dated February 12, 1999, among The First National Bank of Chicago and the Registrant.
10.40* Form of Reimbursement Agreement, dated February 15, 1999, among the Registrant and Roger K. Brooks, Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky, Marcia S. Hanson, Mark V. Heitz and Gary R. McPhail.
10.41* Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and the Registrant.
11*        Statement Re: Computation of Per Share Earnings.
27.1*      Financial Data Schedule
99.3 Employment Agreement, dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc. and American Investors Sales Group, Inc., filed as Exhibit 99.3 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
99.4 Agreement of Sale, dated as of October 22, 1997, by and between R. Rex Lee and AmerUs Group, Co., filed as Exhibit 99.4 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
99.5 Retirement Agreement, dated June 27, 1997, by and between Victor N. Daley and Registrant filed as Exhibit 99.5 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
----------------------

*        included herein