Form 10-Q
period 1999-06-30
AMERUS LIFE HOLDINGS INC
filed 1999-08-13
CIK 1022827

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

                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the Registrant's classes of common stock on August 6, 1999 was as follows:

                           Class A, Common Stock              25,426,170 shares
                           Class B, Common Stock                5,000,000 shares


Exhibit index - Page 45
Page 1 of 51

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION...................................................................    3

Item 1.       Financial Statements...............................................................    3

              Consolidated Balance Sheets June 30, 1999
              (Unaudited) and December 31, 1998..................................................    3

              Consolidated Statements of Income (Unaudited)
              For the Three Months Ended June 30, 1999 and 1998
              and the Six Months Ended June 30, 1999 and 1998....................................    5

              Consolidated Statements of Comprehensive Income (Unaudited)
              For the Three Months Ended June 30, 1999 and 1998
              and the Six Months Ended June 30, 1999 and 1998....................................    6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended June 30, 1999 and 1998....................................    7

              Notes to Consolidated Financial Statements
              (Unaudited) .......................................................................    9

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition ...............................................................   20

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................   41


PART II - OTHER INFORMATION......................................................................   42

Item 1.       Legal Proceedings..................................................................   42

Item 4.       Submission of Matters to a Vote of Security Holders................................   43

Item 6.       Exhibits and Reports on Form 8-K...................................................   43


Signatures.......................................................................................   44

Exhibit Index....................................................................................   45


PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                        AMERUS LIFE HOLDINGS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                          (Dollars in thousands)


                                                      June 30,    December 31,
                                                        1999         1998
                                                    --------------------------
                                                     (unaudited)
                                     Assets
Investments:
     Securities available for sale at fair value:
        Fixed maturity securities                   $ 6,782,652   $ 6,710,246
        Equity securities                                41,834        68,483
        Short-term investments                              255        22,428
     Mortgage loans on real estate                      599,590       566,403
     Real estate                                            431           633
     Policy loans                                       110,809       110,786
     Other investments                                  208,573       205,790
                                                    --------------------------

                Total investments                     7,744,144     7,684,769

Cash and cash equivalents                                35,674        60,090
Accrued investment income                                84,442        79,921
Premiums and fees receivable                              4,331         4,385
Reinsurance receivables                                   9,397         6,174
Deferred policy acquisition costs                       426,549       246,030
Value of business acquired                              260,508       224,540
Investment in unconsolidated subsidiaries                30,351        29,602
Goodwill                                                211,746       215,506
Property and equipment                                   24,121        23,249
Deferred income taxes                                    14,562          --
Other assets                                            360,795       401,239
Closed Block assets                                   1,424,379     1,453,305
                                                    --------------------------
                Total assets                        $10,630,999   $10,428,810
                                                    =========================

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                   June 30,       December 31,
                                                                     1999            1998
                                                                 ----------------------------
                                                                 (unaudited)
                 Liabilities and Stockholders' Equity

Policy reserves and policyowner funds:
     Future life and annuity policy benefits                     $  7,207,705    $  7,185,417
     Policyowner funds                                                313,183          95,974
                                                                    7,520,888       7,281,391
                                                                 ----------------------------

Accrued expenses                                                       32,143          41,323
Dividends payable to policyowners                                       1,878           1,168
Policy and contract claims                                              6,155          13,433
Income taxes payable                                                   14,157           9,574
Deferred income taxes                                                    --            11,398
Other liabilities                                                     133,080         159,350
Debt                                                                  146,307         141,051
Closed Block liabilities                                            1,736,519       1,703,195
                                                                 ----------------------------

                Total liabilities                                   9,591,127       9,361,883
                                                                 ----------------------------
Company-obligated mandatorily redeemable preferred
     capital securities of subsidiary trusts holding solely
     junior subordinated debentures of the Company                    216,729         216,729
                                                                 ----------------------------
Stockholders' equity:
     Preferred Stock, no par value, 20,000,000 shares
        authorized, none issued                                          --              --
     Common Stock, Class A, no par value, 180,000,000
        shares authorized:  issued and outstanding; 25,424,174
        shares (net  of 4,309,279 treasury shares) in 1999 and
        25,425,983 (net of 4,308,936 treasury shares) in 1998          25,424          25,426
     Common Stock, Class B, no par value, 50,000,000 shares
        authorized; 5,000,000 shares issued and outstanding             5,000           5,000
     Paid-in capital                                                  290,025         290,091
     Accumulated other comprehensive income                           (27,550)         26,711
     Unearned compensation                                               (425)           (240)
     Retained earnings                                                530,669         503,210
                                                                 ----------------------------

                Total stockholders' equity                            823,143         850,198
                                                                 ----------------------------

                Total liabilities and stockholders' equity       $ 10,630,999    $ 10,428,810
                                                                 ============================

                           AMERUS LIFE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                    June 30,
                                                            1999          1998          1999          1998
                                                        -------------------------   --------------------------
Revenues:
    Insurance premiums                                  $    20,385   $    21,432   $    44,220   $    38,726
    Universal life and annuity product charges               18,900        17,872        36,086        34,252
    Net investment income                                   130,378       126,822       260,696       259,995
    Realized gains on investments                             1,415         4,564         4,019        10,783
    Contribution from the Closed Block                        6,372         7,861        12,914        16,836
                                                        -------------------------   -------------------------

                                                            177,450       178,551       357,935       360,592
                                                        -------------------------   -------------------------
Benefits and expenses:
    Policyowner benefits                                    101,277       111,930       210,696       219,286
    Underwriting, acquisition, and insurance expenses        23,584        17,234        44,640        38,449
    Amortization of deferred policy acquisition costs
       and value of business acquired                        19,586        15,731        36,571        30,688
    Dividends to policyowners                                 1,047           395         2,023           710
                                                        -------------------------   -------------------------

                                                            145,494       145,290       293,930       289,133
                                                        -------------------------   -------------------------

Income from operations                                       31,956        33,261        64,005        71,459

Interest expense                                              7,541         5,928        14,770        12,610
                                                        -------------------------   -------------------------

Income before income tax expense and equity in
    earnings of unconsolidated subsidiary                    24,415        27,333        49,235        58,849

Income tax expense                                            8,324         7,142        16,695        17,319
                                                        -------------------------   -------------------------

Income before equity in earnings of unconsolidated
    subsidiary                                               16,091        20,191        32,540        41,530

Equity in earnings of unconsolidated subsidiary                 500           673         1,008         1,091
                                                        -------------------------   -------------------------

       Net income                                       $    16,591   $    20,864   $    33,548   $    42,621
                                                        =========================   =========================

Earnings per common share:
    Basic                                               $      0.55   $      0.60   $      1.10   $      1.23
                                                        =========================   =========================
    Diluted                                             $      0.54   $      0.60   $      1.10   $      1.21
                                                        =========================   =========================

Weighted average common shares outstanding
    Basic                                                30,432,794    34,732,514    30,432,145    34,733,710
                                                        =========================   =========================
    Diluted                                              30,522,586    35,021,958    30,495,083    35,086,382
                                                        =========================   =========================

                           AMERUS LIFE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Three Months Ended        Six Months Ended
                                                                      June 30,                  June 30,
                                                                    1999        1998        1999        1998
                                                                  --------------------    --------------------
Net Income                                                        $ 16,591    $ 20,864    $ 33,548    $ 42,621

Other comprehensive income (loss), before tax
     Unrealized gains (losses) on securities
        Unrealized holding gains (losses) arising during period    (53,268)      3,656     (83,427)      8,715
        Less:  reclassification adjustment for gains included
           in net income                                            (3,276)      2,864          52      10,458
                                                                  --------------------    --------------------

     Other comprehensive income (loss), before tax                 (49,992)        792     (83,479)     (1,743)

     Income tax (expense) benefit related to items of other
        comprehensive income                                        17,497        (277)     29,218         610
                                                                  --------------------    --------------------

Other comprehensive income (loss), net of tax                      (32,495)        515     (54,261)     (1,133)
                                                                  --------------------    --------------------

Comprehensive income (loss)                                       $(15,904)   $ 21,379    $(20,713)   $ 41,488
                                                                  ====================    ====================


                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                        1999           1998
                                                    -----------------------------
Cash flows from operating activities
    Net Income                                           $ 33,548       $ 42,621
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Policyowner assessments on universal life
          and annuity products                            (26,876)       (34,252)
       Interest credited to policyowner account
          balances                                        173,413        179,090
       Realized investment (gains) losses                  (4,019)       (10,783)
       Goodwill amortization                                3,760          3,645
       VOBA amortization                                   16,058         14,048
       Change in:
          Accrued investment income                        (4,521)         2,912
          Reinsurance ceded receivables                    (3,223)         1,170
          Deferred policy acquisition costs               (53,565)       (36,875)
          Liabilities for future policy benefits          250,952         (4,133)
          Policy and contract claims and other
             policyowner funds                             (8,510)         1,868
          Income taxes:
             Current                                        4,583         16,433
             Deferred                                      12,225         (6,465)
       Other, net                                           9,934        (10,831)
       Change in Closed Block assets and
          liabilities, net                                 34,189        109,318
                                                    -----------------------------

       Net cash provided by operating activities          437,948        267,766
                                                    -----------------------------

Cash flows from investing activities
    Purchase of fixed maturities available-for-sale    (4,198,887)    (3,160,567)
    Maturities, calls, and principal reductions of
       fixed maturities available for sale              3,950,066      3,312,538
    Purchase of equity securities                        (113,066)      (112,055)
    Proceeds from sale of equity securities               102,327        119,296
    Proceeds from repayment and sale of
       mortgage loans                                      67,383         44,265

                               AMERUS LIFE HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)
                                      (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                           1999          1998
                                                       ------------------------
    Purchase of mortgage loans                            (70,968)     (99,077)
    Purchase of real estate and other invested assets     (50,780)     (65,796)
    Proceeds from sale of real estate and other
       invested assets                                     19,688       15,317
    Change in policy loans, net                               (23)       6,272
    Tax on capital gains                                   (5,994)      12,507
    Other assets, net                                      (2,863)      16,379
    Change in Closed Block investments, net               (30,241)    (106,115)
                                                        ----------------------

       Net cash (used in) investing activities           (331,359)     (15,038)
                                                        ----------------------

Cash flows from financing activities:
    Deposits to policyowner account balances              458,220      421,044
    Withdrawals from policyowner account balances        (586,141)    (570,647)
    Change in debt, net                                     5,257        9,421
    Purchase of treasury stock                               (408)      (1,622)
    Issuance of treasury stock                                155         --
    Dividends to shareholders                              (6,089)      (6,946)
                                                        ----------------------

       Net cash (used in) financing activities           (129,006)    (148,750)
                                                        ----------------------

       Net increase (decrease) in cash                    (22,417)     103,978

Cash and cash equivalents at beginning of period           60,090       58,081
                                                        ----------------------

Cash and cash equivalents at end of period              $  37,673    $ 162,059
                                                        ======================

Supplemental disclosure of cash activities:

    Interest paid                                       $  14,692    $  12,069
                                                        ======================

    Income taxes paid                                   $   9,020    $  24,541
                                                        ======================

AMERUS LIFE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation.


         SFAS 133

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the Consolidated Balance Sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges or variable cash flows or forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the Consolidated Statement of Operations. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. The Company is evaluating SFAS No. 133 and has not determined its effect on the Consolidated Financial Statements.


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


         STATUTORY ACCOUNTING CODIFICATION

         The NAIC has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and are effective in 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The changes of codification will not have a material impact on statutory surplus.


         EARNINGS PER COMMON SHARE

         Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method.


(2)      CLOSED BLOCK

         Summarized financial information of the Closed Block balance sheet as of June 30, 1999 and December 31, 1998 and statements of income for the three months and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                              June 30,   December 31,
                                                1999         1998
                                              -----------------------
Assets:
Securities available for sale at fair value
      Fixed maturity securities               $1,099,261   $1,116,540
      Short-term investments                        --          8,875
Policy loans                                     182,986      181,866
Other investments                                   --          3,027
Cash and cash equivalents                          7,156            4
Accrued investment income                         15,510       14,445
Premiums and fees receivable                       1,631        3,385
Deferred policy acquisition costs                104,889      117,479
Other assets                                      12,946        7,684
                                              -----------------------
           Total Assets                       $1,424,379   $1,453,305
                                              =======================

Liabilities:
Future life and annuity policy benefits       $1,552,226   $1,517,162
Policyowner funds                                  6,466        6,350
Accrued expenses                                   1,303        3,887
Dividends payable to policyowners                153,587      149,487
Policy and contract claims                         5,023        8,395
Other liabilities                                 17,914       17,914
                                              -----------------------
           Total Liabilities                  $1,736,519   $1,703,195
                                              =======================


                                                     Three Months Ended June 30,
                                                          1999        1998
                                                     ---------------------------
Revenues and expenses:
Insurance premiums                                       $ 49,638    $ 49,516
Universal life and annuity product charges                  3,166       3,745
Net investment income                                      26,355      28,156
Realized gains on investments                                 210       7,308
Policyowner benefits                                      (47,651)    (50,341)
Underwriting, acquisition and insurance expenses           (1,010)     (1,525)
Amortization of deferred policy acquisition costs          (5,037)     (4,784)
Dividends to policyowners                                 (19,299)    (24,214)

                                                         --------------------
Contribution from the Closed Block before income taxes   $  6,372    $  7,861
                                                         ====================


                                                       Six Months Ended June 30,
                                                           1999         1998
                                                       -------------------------
Revenues and expenses:
Insurance premiums                                       $ 98,598    $ 99,932
Universal life and annuity product charges                  6,570       7,266
Net investment income                                      56,006      57,339
Realized gains on investments                                 662       8,177
Policyowner benefits                                      (98,972)    (99,372)
Underwriting, acquisition and insurance expenses           (2,821)     (2,886)
Amortization of deferred policy acquisition costs         (12,590)    (12,818)
Dividends to policyowners                                 (34,539)    (40,802)

                                                         --------------------
Contribution from the Closed Block before income taxes   $ 12,914    $ 16,836
                                                         ====================

(3)      DEBT AND CAPITAL SECURITIES

         Debt consists of the following (in thousands):


                                        June 30, 1999    December 31, 1998
                                        -------------    -----------------
                                        (Unaudited)
Federal Home Loan Bank
community investment long-term
advances with a weighted
average interest rate of 6.29% at
June 30, 1999
                                         $ 16,307           $   16,051

Revolving credit agreement                  5,000                 --

Senior Notes bearing interest at 6.95%
due June, 2005                            125,000              125,000
                                         --------            ---------
                                         $146,307            $ 141,051
                                         ========            =========


                                              June 30, 1999     December 31, 1998
                                              -------------     -----------------
                                              (Unaudited)
AmerUs Capital I 8.85% Capital
   Securities Series A due
   February 1, 2007                              $  86,000         $  86,000

AmerUs Capital II 7.00%
   Adjustable Conversion-rate
   Equity Security Units due
   July 27, 2003                                   130,729           130,729
                                                 ---------         ---------

                                                 $ 216,729         $ 216,729
                                                 =========         =========


         For an additional discussion of the terms of the above indebtedness refer to the Company's consolidated financial statements as of December 31, 1998.


(4)      FEDERAL INCOME TAXES

         The effective income tax rate for the years ending June 30, 1999 and 1998 was lower than the prevailing corporate rate primarily as a result of earned low income housing and historic rehabilitation credits which totaled $2.3 million and $2.8 million, respectively.

(5)      COMMITMENTS AND CONTINGENCIES

         AmerUs Life Insurance Company ("AmerUs Life") and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company ("AVLIC"), cannot meet its policyholder obligations. At June 30, 1999, AVLIC had statutory assets of $2.24 million, liabilities of $2,197.5 million, and surplus of $43.6 million.

         The Company, AmerUs Life and their direct and indirect majority shareholders AmerUs Group and American Mutual Holding Company (collectively "AmerUs"), were defendants in a class action lawsuit, Bhat v. AmerUs Life Insurance Company, which was filed in December 1996 in the United States District Court for the Northern District of California. The complaint, as amended in 1998, alleged that the defendants breached the terms of certain universal life policies, breached certain other duties owed to policyowners, and violated RICO in setting their cost of insurance rates and credited interest rates. These allegations include a claim that the defendants passed an increase in corporate income taxes (known as the deferred acquisition cost, or DAC, tax) through to owners of those policies. The plaintiff, an insured under a universal life policy issued by AmerUs Life, sought unspecified actual and punitive damages and injunctive relief on behalf of himself and all similarly situated policyowners of AmerUs Life with universal life insurance policies. AmerUs denied the allegations contained in the complaint, including the existence of a legitimate class. An earlier companion case filed in the same court in June 1996 was dismissed in October 1997.

         The parties have entered into a nationwide class settlement of certain contract and related issues for a substantial block of AmerUs Life's life insurance policies. The settlement was approved by the court by order dated April 2, 1999. No appeal has been filed and the time for filing an appeal has expired.

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


(6)      RELATED PARTY TRANSACTIONS

         AmerUs Life has a master agreement of purchase and sale with AmerUs Home Equity whereby AmerUs Life agrees to purchase whole loans from AmerUs Home Equity from time to time. AmerUs Life also has a loan servicing agreement with AmerUs Home Equity, whereby AmerUs Home Equity acts as servicer of the loans and receives a servicing fee of 50 basis points of the outstanding principal balances of the loans. During the six months ended June 30, 1999, AmerUs Life purchased loans with a total outstanding principal balance of $13.1 million at par.


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

         The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated operating income and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are explained further in the Adjusted Operating section of Management's Discussion and Analysis of Results of Operations and Financial Condition. Operating segment income is generally income before non-core realized gains and losses, interest expense and income tax. Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses are deemed not to be associated with any specific segment. The contribution to the operating income of the life insurance segment from the Closed Block is reported as a single line item.

         There are no significant intersegment transactions.

         There have been no material changes in segment assets since December 31, 1998.

         Operating segment income is as follows:

 Operating Segment Income
 (in thousands)


 Three Months Ended June 30, 1999

                                                        Life                                  Total
                                                        Insurance     Annuities    Other      Consolidated
                                                        --------------------------------------------------
 Revenues:
    Insurance premiums                                  $  15,396    $   4,933    $      56    $  20,385
    Universal life and annuity product charges             11,786        7,114         --         18,900
    Net investment income                                  22,864      106,676          838      130,378
    Core realized gains on investments                       --          2,857         --          2,857
    Contribution from the Closed Block                      6,372         --           --          6,372
                                                        ------------------------------------------------

                                                           56,418      121,580          894      178,892
Benefits and expenses:
    Policyowner benefits                                   24,000       77,257           20      101,277
    Underwriting, acquisition, and insurance expenses      13,683        7,616        2,285       23,584
    Amortization of deferred policy acquisition costs
       and value of business acquired, net of
       adjustment of $1,170                                 5,711       12,705         --         18,416
    Dividends to policyowners                               1,047         --           --          1,047
                                                        ------------------------------------------------

                                                           44,441       97,578        2,305      144,324
                                                        ------------------------------------------------

Adjusted income from operations                         $  11,977    $  24,002       (1,411)      34,568
                                                        ======================

Non-core realized gains (losses) on investments                                      (1,442)      (1,442)
Amortization of deferred policy acquisition costs due
    to realized gains or losses                                                      (1,170)      (1,170)
Interest (expense)                                                                   (7,541)      (7,541)
Income tax (expense)                                                                 (8,324)      (8,324)
Equity in earnings of unconsolidated subsidiary                                         500          500
                                                                                               ---------

       Net income                                                                              $  16,591
                                                                                               =========

 Operating Segment Income
 (in thousands)


                                                        Life                                  Total
 Three Months Ended June 30, 1998                       Insurance    Annuities      Other     Consolidated
                                                        --------------------------------------------------
 Revenues:
    Insurance premiums                                  $  12,103    $   9,242    $      87    $  21,432
    Universal life and annuity product charges             11,621        6,251         --         17,872
    Net investment income                                  17,427      108,802          593      126,822
    Core realized gains on investments                       --          2,694         --          2,694
    Contribution from the Closed Block                      7,861         --           --          7,861
                                                        ------------------------------------------------

                                                           49,012      126,989          680      176,681
Benefits and expenses:
    Policyowner benefits                                   21,834       89,221          875      111,930
    Underwriting, acquisition, and insurance expenses      10,543        7,228         (537)      17,234
    Amortization of deferred policy acquisition costs        --
       and value of business acquired, net of
       adjustment of $514                                   4,082       11,135         --         15,217
    Dividends to policyowners                                 395         --           --            395
                                                        ------------------------------------------------

                                                           36,854      107,584          338      144,776
                                                        ------------------------------------------------

Adjusted income from operations                         $  12,158    $  19,405          342       31,905
                                                        ======================

Non-core realized gains (losses) on investments                                       1,870        1,870
Amortization of deferred policy acquisition costs due
    to realized gains or losses                                                        (514)        (514)
Interest (expense)                                                                   (5,928)      (5,928)
Income tax expense                                                                   (7,142)      (7,142)
Equity in earnings of unconsolidated subsidiary                                         673          673
                                                                                               ---------

       Net income                                                                              $  20,864
                                                                                               =========

 Operating Segment Income
 (in thousands)


                                                        Life                                  Total
Six Months Ended June 30, 1999                          Insurance    Annuities      Other     Consolidated
                                                        --------------------------------------------------
 Revenues:
    Insurance premiums                                  $  30,721    $  13,403    $      96   $  44,220
    Universal life and annuity product charges             23,607       12,479         --        36,086
    Net investment income                                  43,487      214,877        2,332     260,696
    Core realized gains on investments                       --          5,826         --         5,826
    Contribution from the Closed Block                     12,914         --           --        12,914
                                                        -----------------------------------------------

                                                          110,729      246,585        2,428     359,742
Benefits and expenses:
    Policyowner benefits                                   48,586      162,002          108     210,696
    Underwriting, acquisition, and insurance expenses      26,592       15,921        2,127      44,640
    Amortization of deferred policy acquisition costs
       and value of business acquired, net of
       adjustment of $1,682                                10,728       24,161         --        34,889
    Dividends to policyowners                               2,023         --           --         2,023
                                                        -----------------------------------------------

                                                           87,929      202,084        2,235     292,248
                                                        -----------------------------------------------

Adjusted income from operations                         $  22,800    $  44,501          193      67,494
                                                        ======================

Non-core realized gains (losses) on investments                                      (1,807)     (1,807)
Amortization of deferred policy acquisition costs due
    to realized gains or losses                                                      (1,682)     (1,682)
Interest (expense)                                                                  (14,770)    (14,770)
Income tax (expense)                                                                (16,695)    (16,695)
Equity in earnings of unconsolidated subsidiary                                       1,008       1,008
                                                                                              ---------
       Net income                                                                             $  33,548
                                                                                              =========

Operating Segment Income
(in thousands)


                                                        Life                                  Total
Six Months Ended June 30, 1998                          Insurance    Annuities      Other     Consolidated
                                                        --------------------------------------------------
Revenues:
    Insurance premiums                                  $  22,244    $  16,319    $     163   $  38,726
    Universal life and annuity product charges             23,281       10,971         --        34,252
    Net investment income                                  37,221      221,076        1,698     259,995
    Core realized gains on investments                       --          5,517         --         5,517
    Contribution from the Closed Block                     16,836         --           --        16,836
                                                        -----------------------------------------------

                                                           99,582      253,883        1,861     355,326

Benefits and expenses:
    Policyowner benefits                                   42,814      175,540          932     219,286
    Underwriting, acquisition, and insurance expenses      20,617       17,317          515      38,449
    Amortization of deferred policy acquisition costs        --
       and value of business acquired, net of
       adjustment of $1,293                                 9,956       19,439         --        29,395
    Dividends to policyowners                                 710         --           --           710
                                                        -----------------------------------------------

                                                           74,097      212,296        1,447     287,840
                                                        -----------------------------------------------

Adjusted income from operations                         $  25,485    $  41,587          414      67,486
                                                        ======================

Non-core realized gains (losses) on investments                                       5,266       5,266
Amortization of deferred policy acquisition costs due
    to realized gains or losses                                                      (1,293)     (1,293)
Interest (expense)                                                                  (12,610)    (12,610)
Income tax (expense)                                                                (17,319)    (17,319)
Equity in earnings of unconsolidated subsidiary                                       1,091       1,091
                                                                                              ---------

       Net income                                                                             $  42,621
                                                                                              =========

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


                                                   For the Three Months   For the Six Months
                                                     Ended June 30,          Ended June 30,
                                                    1999        1998        1999        1998
                                                  ---------------------   --------------------
                                                   (In thousands, except per share amounts)
Net Income                                        $ 16,591    $ 20,864    $ 33,548    $ 42,621
Net realized (gains) losses on investments (A)        (920)     (2,967)     (2,613)     (7,573)
Core realized gains (losses) (B)                     1,857       1,751       3,787       3,586
Amortization of deferred policy acquisition
      costs due to realized gains or losses (C)        761         334       1,093         840

                                                  --------------------    --------------------
Adjusted Operating Income                         $ 18,289    $ 19,982    $ 35,815    $ 39,474
                                                  ====================    ====================

Adjusted Operating Income per common share:
      Basic (D)                                   $   0.60    $   0.58    $   1.18    $   1.14
      Diluted (E)                                 $   0.60    $   0.57    $   1.17    $   1.13


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

(C) Represents amortization of deferred policy acquisition costs due to non-core realized gains or losses being included in product margins adjusted for income taxes on such amounts.

(D) Basic adjusted operating income per common share for the three months and six months ended June 30, 1999 and 1998 is calculated using 30.43 million and 34.73 million shares, respectively.

(E) Diluted adjusting operating income per common share for the three months ended June 30, 1999 and 1998 is calculated using 30.52 million and 35.02 million shares, respectively. Diluted adjusted operating income per common share for the six months ended June 30, 1999 and 1998 is calculated using 30.50 million and 35.09 million shares, respectively.

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

OPERATING SEGMENTS

                  The Company has two operating segments: Life Insurance and Annuities. Products generally distinguish a segment. The Company uses the same accounting policies and procedures to measure operating segment income as it uses to measure its consolidated operating income with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are explained further in the Adjusted Operating Income section of Management's Discussion and Analysis of Results of Operations and Financial Condition. Revenues and benefits and expenses are primarily attributed directly to each operating segment. Net investment income and core realized gains (losses) on investments are allocated based on the directly-related asset portfolios. Other revenues and expenses are deemed not to be associated with any specific segment and primarily consist of discontinued product lines such as group and health, non-core realized gains (losses), and holding company revenues and expenses.

SALES

         LIFE INSURANCE

         The following table sets forth information regarding the Company's life insurance sales activity by product:


                                Sales Activity by Product
                                For the Three Months Ended        For the Six Months
                                      Ended June 30,                Ended June 30,
                                  1999            1998              1999      1998
                                ---------------------------       -------------------
($ in thousands)

Traditional life insurance:
     Participating whole life   $ 4,739         $ 4,904            $ 9,644   $ 8,474
     Term Life                    1,036           1,638              2,448     3,094
Universal Life                    3,795           2,149              7,005     4,325
                                -----------------------            -----------------

     Total (A)                  $ 9,570         $ 8,691            $19,097   $15,893
                                =======================            =================


(A) Direct first year annualized premiums.



         Life insurance sales as measured by annualized premiums increased 10.1% to $9.6 million for the second quarter of 1999 compared to $8.7 million for the second quarter of 1999 and 20.2% to $19.1 million for the first half of 1999 compared to $15.9 million for the same period in 1998. Sales of participating whole life insurance continued at a strong pace that commenced during the second half of 1998. Sales of universal life insurance for the first six months of 1999 increased by $2.7 million from the same period in 1998. Increased sales of universal life were primarily attributable to a new universal life product introduced in the fourth quarter of 1998.

         The following table sets forth the Company's life insurance collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:


                                                            Collected Premiums by Product
                                              For the Three Months                For the Six Months
                                                 Ended June 30,                     Ended June 30,
                                              1999         1998                    1999         1998
                                         -----------------------------           --------------------
($ in thousands)

Individual life premiums collected:
     Traditional life:
        First year and single               $  20,539    $  19,791                $  42,760    $  39,302
        Renewal                                43,914       41,961                   90,538       86,973
                                            ----------------------                ----------------------

        Total                                  64,453       61,752                  133,298      126,275

     Universal life:
        First year and single                   5,828        4,655                   10,926        8,733
        Renewal                                18,209       18,329                   36,980       37,408
                                            ----------------------                ----------------------

        Total                                  24,037       22,984                   47,906       46,141

Total individual life                          88,490       84,736                  181,204      172,416

     Reinsurance assumed                          472          311                      821          408
     Reinsurance ceded                         (3,223)      (2,587)                  (7,525)      (5,423)
                                            ----------------------                ----------------------

Total individual life, net of reinsurance   $  85,739    $  82,460                $ 174,500    $ 167,401
                                            ======================                ======================



         Traditional life insurance premiums collected were $64.5 million for the second quarter of 1999 compared to $61.8 million for the same period in 1998 and $133.3 million for the first half of 1999 compared to $126.3 million for the first half of 1998. The increase in collected premiums was primarily the result of increased whole life sales. Renewal direct collected premium was $3.6 million higher in the first half of 1999 as compared to the same period in 1998 primarily due to continued favorable persistency and the compound effect of higher sales in earlier periods.

         Universal life insurance premiums collected were $24.0 million for the second quarter of 1999 compared to $23.0 million for the second quarter of 1998. Year-to-date universal life insurance premiums were $47.9 million in the first half of 1999 compared to $46.1 million for the same period in 1998. The increase in 1999 was primarily due to the new product introduced in the fourth quarter of 1998.

         The following table sets forth information regarding the Company's life insurance in force for each date presented:


                                         Life Insurance in Force
                                               As of June 30,
                                           1999             1998
                                        ------------------------------
($ in thousands)

Individual life insurance:

Traditional life
     Number of policies                     251,820            255,767
     GAAP life reserves                 $ 1,600,408        $ 1,509,998
     Face amounts                       $20,196,000        $18,764,000

Universal life
     Number of policies                     113,695            116,409
     GAAP life reserves                 $   908,059        $   881,951
     Face amounts                       $12,161,000        $12,116,000

Total life insurance
     Number of policies                     365,515            372,176
     GAAP life reserves                 $ 2,508,467        $ 2,391,949
     Face amounts                       $32,357,000        $30,880,000


         While the total policy count continues to decline consistent with industry trends, the average size of policy continues to increase from $83,000 in 1998 to $88,400 in 1999. As a result, total insurance in force has grown to $32.3 billion as of June 30, 1999.

         ANNUITIES

         The following table sets forth annuity collected premiums for the periods indicated:


                                              Collected Premiums by Product
                                       For the Three Months      For the Six Months
                                          Ended June 30,             Ended June 30,
                                         1999         1998         1999         1998
                                      ----------------------    ----------------------
($ in thousands)

Fixed annuities                       $ 181,384    $ 205,959    $ 415,060    $ 373,920
Equity-index fixed annuities              4,576        9,076        9,215       15,811
                                      ----------------------    ----------------------

     Total                              185,960      215,035      424,275      389,731

Reinsurance ceded                          (122)         (91)        (187)      (1,058)
                                      ----------------------    ----------------------

Total annuities, net of reinsurance   $ 185,838    $ 214,944    $ 424,088    $ 388,673
                                      ======================    ======================




         The Company markets its annuity products on a national basis through networks of independent agents who are supervised by regional vice presidents and directors or Independent Marketing Organizations (IMO's). The Company's IMO's consist of approximately 60 contracted organizations, two wholly-owned organizations, and one partially-owned organization. Annuity collected premiums were $185.8 million for the second quarter of 1999 compared to $214.9 million for the same period in 1998. Although the pace of annuity sales declined in the second quarter due to consumer reaction to the interest rate environment, year-to-date annuity collected premiums increased 9.1% to $424.1 million for the first half of 1999 compared to $388.7 million for the first half of 1998. The Company's acquisition of an IMO in the second half of 1998 and the Company's investment in an IMO in the first quarter of 1999 contributed to the increase in collected premiums.

         The following table sets forth information regarding annuities in force for each date presented:


                                  Annuities in Force
                                     As of June 30,
                                   1999         1998
                               --------------------------
($ in thousands)

Deferred fixed annuities
     Number of policies           174,134      183,763
     GAAP life reserves        $5,960,581   $5,950,672

Equity-index fixed annuities
     Number of policies             6,484        5,516
     GAAP life reserves        $  271,700   $  209,223

Total annuities
     Number of policies           180,618      189,279
     GAAP life reserves        $6,232,281   $6,159,895


         The total number of annuity policies declined between periods while the GAAP reserves on annuity policies increased. These changes between periods were primarily attributable to an increase in the average size of policies sold combined with surrenders of smaller average size policies.

RESULTS OF OPERATIONS

         A summary of the Company's revenue follows:


                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                    ---------------------------    -------------------------
                                                       1999          1998              1999         1998
($ in thousands)

Insurance premiums
       Life insurance - traditional                  $  15,396    $  12,103          $  30,721    $  22,244
       Annuities - Immediate annuity &
            supplementary contract premiums              4,933        9,242             13,403       16,319
       Other                                                56           87                 96          163
                                                     ----------------------          ----------------------

       Total insurance premiums                         20,385       21,432             44,220       38,726

Product charges
       Life insurance - universal life                  11,786       11,621             23,607       23,281
       Annuities                                         7,114        6,251             12,479       10,971
                                                     ----------------------          ----------------------

        Total product charges                           18,900       17,872             36,086       34,252

Net investment income
       Life insurance                                   22,864       17,427             43,487       37,221
       Annuities                                       106,676      108,802            214,877      221,076
       Other                                               838          593              2,332        1,698
                                                     ----------------------          ----------------------

       Total net investment income                     130,378      126,822            260,696      259,995

Realized gains (losses) on investments
       Life insurance - Core                              --           --                 --           --
       Annuities - Core                                  2,857        2,694              5,826        5,517
       Other - All Non-Core                             (1,442)       1,870             (1,807)       5,266
                                                     ----------------------          ----------------------

       Total realized gains (losses) on investments      1,415        4,564              4,019       10,783

Contribution from the Closed Block                       6,372        7,861             12,914       16,836

                                                     ----------------------          ----------------------
       Total revenues                                $ 177,450    $ 178,551          $ 357,935    $ 360,592
                                                     ======================          ======================

         Traditional life insurance premiums were $15.4 million for the second quarter of 1999 compared to $12.1 million for the same period in 1998. Year-to-date traditional life insurance premiums increased by $8.5 million to $30.7 million for 1999 compared to $22.2 million for the same period in 1998. The increase in traditional life insurance premiums was primarily the result of continued favorable persistency and increased sales of whole life insurance products.

         Immediate annuity and supplementary contract premiums decreased by $4.3 million to $4.9 million for the second quarter of 1999 compared to $9.2 million for the second quarter of 1998. Year-to-date, immediate annuity and supplementary contract premiums were $13.4 million for 1999 compared to $16.3 million for the same period in 1998. The decrease in contract premiums in 1999 was primarily due to decreased immediate annuity sales.

         Universal life product charges were $0.2 million higher in the second quarter of 1999 compared to the same period in 1998 and $0.3 million higher for the first six months of 1999 compared to the first six months of 1998. The increase in product charges in 1999 was primarily due to increased cost of insurance charges as a result of the normal aging of the block of business, partially offset by higher reinsurance costs.

         Annuity product charges were $7.1 million for the second quarter of 1999 compared to $6.3 million for the same period in 1998. Year-to-date, annuity product charges increased by $1.5 million to $12.5 million for 1999 compared to $11.0 million for the same period in 1998. The increase in product charges was primarily due to increased surrender charges resulting from an increase in lapses.

         Total net investment income was $130.4 million for the second quarter of 1999 compared to $126.8 million for the second quarter of 1998 and $260.7 million for the first six months of 1999 compared to $260.0 million for the same period in 1998. The increase in 1999 net investment income was primarily attributable to higher average invested assets (excluding market value adjustments). Average invested assets (excluding market value adjustments) were approximately $56.7 million higher in the first half of 1999 as compared to 1998. Partially offsetting the higher average invested assets was a lower effective yield. The effective yield of the entire portfolio in the first half of 1999 was 7.18% compared to 7.21% in 1998. The effective yield of the annuity portion of the portfolio decreased 24 basis points to 6.70% for the first half of 1999 as compared to 6.94% in 1998. The decrease in effective yields primarily resulted from lower reinvestment rates throughout 1998 and in the first half of 1999 as compared to the portfolio rate at the beginning of the prior year period.

         Realized gains on investments were $1.4 million for the second quarter of 1999 and $4.0 million for the first half of 1999 compared to $4.6 million and $10.8 million, respectively, for the same periods in 1998. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

         The Contribution from the Closed Block was $6.3 million for the second quarter of 1999 compared to $7.9 million for the same period in 1998. Year-to-date, the Contribution from the Closed Block was $12.9 million compared to $16.8 million for 1998. The following table sets forth the operating results of the Closed Block for the periods indicated:


                                                         Three Months Ended June 30,       Six Months Ended June 30,
                                                            1999            1998              1999            1998
                                                         ---------------------------      ---------------------------
($ in thousands)

Revenues
     Insurance premiums                                  $ 49,638       $ 49,516             $ 98,598     $ 99,932
     Universal life and annuity product charges             3,166          3,745                6,570        7,266
     Net investment income                                 26,355         28,156               56,006       57,339
     Realized gains (losses) on investments                   210          7,308                  662        8,177
                                                         -----------------------             ---------------------

        Total revenues                                     79,369         88,725              161,836      172,714

Benefits and expenses
     Policyowner benefits                                  47,651         50,341               98,972       99,372
     Underwriting, acquisition and insurance expenses       1,010          1,525                2,821        2,886
     Amortization of deferred policy acquisition costs      5,037          4,784               12,590       12,818
     Dividends to policyowners                             19,299         24,214               34,539       40,802
                                                         -----------------------             ---------------------

        Total benefits and expenses                        72,997         80,864              148,922      155,878

                                                         -----------------------             ---------------------
Contribution from the Closed Block                       $  6,372       $  7,861             $ 12,914     $ 16,836
                                                         =======================             =====================



         Closed Block insurance premiums remained constant for the second quarter of 1999 compared to the same period in 1998. Year-to-date, Closed Block insurance premiums decreased by $1.3 million to $98.6 million compared to $99.9 million for the same period in 1998. The decrease in insurance premiums is consistent with the reduction of the Closed Block's life insurance in force that is expected to continue over the life of the Block. Similarly, the decrease in product charges on universal life policies included in the Closed Block is primarily the result of the reduction of such business in force.

         Net investment income for the Closed Block was $26.4 million for the second quarter of 1999 and $56.0 million for the first half of 1999 compared to $28.2 million and $57.3 million, respectively, for the same periods in 1998. The decrease was primarily attributable to lower effective yields, partially offset by higher average invested assets (excluding market value adjustments).

         Realized gains on investments of the Closed Block were $7.1 million lower in the second quarter of 1999 compared to the second quarter of 1998 and $7.5 million lower for the first half of 1999 compared to the same period in 1998. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

         Closed Block policyowner benefits were $2.7 million lower in the second quarter of 1999 and $0.4 million lower for the first half of 1999 compared to the same periods in 1998. The decrease was primarily due to decreased death benefits.

         The amortization of deferred policy acquisition costs for the Closed Block increased by $0.3 million to $5.0 million for the second quarter of 1999 compared to $4.8 million for the second quarter of 1998. Year-to-date, the amortization of deferred policy acquisition costs for the Closed Block decreased $0.2 million. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The increase in the quarter to quarter comparisons primarily resulted from the restatement of the estimated future margins on the Closed Block in the second quarter of 1998 which reduced 1998 amortization. The decrease in the amortization of deferred policy acquisition costs year-to-date corresponds to lower gross margins which resulted from lower realized gains in the first half of 1999 as compared to the same period in 1998.

         Closed Block dividends to policyowners decreased by $4.9 million to $19.3 million for the second quarter of 1999 compared to $24.2 million for the same period in 1998 and decreased $6.3 million to $34.5 million for the first half of 1999 compared to $40.8 million for 1998. The decrease in 1999 was primarily due to the decrease in deferred dividends resulting from lower realized gains in 1999 as compared to the same periods in 1998.

         A summary of the Company's policyowner benefits follows:


                                                               Three Months Ended June 30,             Six Months Ended June 30,
                                                                  1999              1998                  1999             1998
                                                               ---------------------------             -------------------------
Life Insurance:
     Traditional:
        Death benefits                                           $ 1,723            $ 643                $ 2,416        $ 1,040
        Change in liability for future policy
            benefits and other policy benefits                     9,875            7,773                 20,167         14,288
                                                               --------------------------              -------------------------

            Total traditional                                     11,598            8,416                 22,583         15,328

     Universal:
        Death benefits in excess of cash value                     4,182            3,055                 10,471          7,715
        Interest credited on policyowner
            account balances                                       7,686            9,632                 15,217         17,572
        Other                                                        534              731                    315          2,199
                                                               --------------------------              -------------------------

            Total universal                                       12,402           13,418                 26,003         27,486
                                                               --------------------------              -------------------------

            Total life insurance benefits                         24,000           21,834                 48,586         42,814

Annuities
     Interest credited to deferred annuity
        account balances                                          68,280           71,572                138,020        147,314
     Other annuity benefits                                        8,977           17,649                 23,982         28,226
                                                               --------------------------              -------------------------

            Total annuity benefits                                77,257           89,221                162,002        175,540

Other benefits                                                        20              875                    108            932

                                                               --------------------------              -------------------------
Total policyowner benefits                                     $ 101,277        $ 111,930              $ 210,696       $219,286
                                                               ==========================              ========================


         Total life insurance benefits were $24.0 million for the second quarter of 1999 compared to $21.8 million for the second quarter of 1998. Year-to-date, total life insurance benefits increased $5.8 million to $48.6 million in 1999 compared to $42.8 million in 1998. The increase in life insurance benefits was as expected as the traditional block of business continues to grow and as the universal block of business ages. Partially offsetting the increases in death benefits and higher policy reserves was a reduction in interest credited. Interest credited on universal policyowner account balances decreased $1.9 million for the second quarter of 1999 and $2.4 million for the first half of 1999 compared to the same periods in 1998 primarily due to lower crediting rates. The weighted average interest crediting rate on policyowner account balances for 1999 was 5.75% compared to 6.18% for 1998.

         Annuity benefits were $77.3 million for the second quarter of 1999 compared to $89.2 million for the same period in 1998. Year-to-date, annuity benefits were $162.0 million in 1999 compared to $175.5 million in 1998. The decrease is partially attributable to a lower weighted average crediting rate on annuity account balances in 1999 compared to 1998, somewhat offset by higher average liabilities. The weighted average crediting rate on deferred annuity account balances was decreased 28 basis points to 5.00% for the first half of 1999 compared to 5.28% for the same period in 1998. Crediting rates were decreased in response to the decrease in effective yields on the annuity investment portfolio resulting in GAAP spreads widening 11 basis points for the second quarter of 1999 as compared to the same period in 1998. Year-to-date, GAAP spreads widened 4 basis points in 1999 as compared to 1998. Other annuity benefits decreased for the second quarter and year-to-date periods in 1999 as compared to the same periods in 1998 which corresponds to the change in immediate annuity reserves and benefit payments on immediate annuities.

         A summary of the Company's expenses follows:

                                                        Three Months Ended June 30,  Six Months Ended June 30,
                                                            1999        1998             1999       1998
                                                        --------------------------   -------------------------
($ in thousands)

Life Insurance
      Underwriting, acquisition and
          insurance expenses                              $ 13,683   $ 10,543          $ 26,592   $ 20,617
      Amortization of deferred policy acquisition costs
          and value of business acquired (VOBA), net
          of adjustment of $389 and $1,197 for the
          three months ended June 30, 1999 and
          1998, respectively, and $704 and $1,471
          for the six months ended June 30, 1999
          and 1998, respectively                             5,711      4,082            10,728      9,956
                                                          -------------------          -------------------

          Total life insurance                              19,394     14,625            37,320     30,573

Annuities
      Underwriting, acquisition and
          insurance expenses                                 7,616      7,228            15,921     17,317
      Amortization of deferred policy acquisition
          and value of business acquired (VOBA), net
          of adjustment of $781 and ($683) for the
          three months ended June 30, 1999 and
          1998, respectively, and $978 and ($178)
          for the six months ended June 30, 1999
          and 1998, respectively                            12,705     11,135            24,161     19,439
                                                          -------------------          -------------------

          Total annuities                                   20,321     18,363            40,082     36,756

 Amortization of deferred policy acquisition costs due
       to realized gains or losses                           1,170        514             1,682      1,293

Other                                                        2,285       (537)            2,127        515
                                                          -------------------          -------------------

Total expenses                                            $ 43,170   $ 32,965          $ 81,211   $ 69,137
                                                          ===================          ===================



         Total life insurance expenses were $19.4 million for the second quarter of 1999 compared to $14.6 million for the second quarter of 1998 and $37.3 million for the first half of 1999 compared to $30.6 million for the same period in 1998. Underwriting, acquisition and insurance expenses were higher in 1999 compared to the same periods in 1998 primarily due to costs related to the Year 2000 Compliance Project and costs associated with the Company's enhancement of its distribution systems. Amortization of deferred policy acquisition costs and value of business acquired (VOBA) increased $1.6 million for the second quarter of 1999 compared to the same period in 1998 and increased $0.7 million for the first half of 1999 compared to the first half of 1998. Deferred policy acquisition costs are generally amortized in proportion to gross margins. Higher interest margins on those policies for which deferred costs are amortized contributed to higher gross margins in 1999 as compared to 1998, resulting in the increased amortization.

         Total annuity expenses increased by $1.9 million to $20.3 million for the second quarter of 1999 compared to $18.4 million for the second quarter of 1998. Year-to-date, total annuity expenses were $40.1 million compared to $36.8 million for the same period in 1998. Underwriting, acquisition and insurance expenses decreased approximately $1.4 million in the first half of 1999 compared to the same period in 1998 primarily due to cost savings realized from the consolidation of acquired subsidiary operations. Amortization of deferred policy acquisition costs and VOBA increased $1.6 million in the second quarter of 1999 and $4.7 million in the first half of 1999 as compared to the same periods in 1998. Gross margins increased due to higher interest margins and the reduced expenses, resulting in the increased amortization.

         Other expenses increased by $2.8 million for the second quarter of 1999 and $1.6 million for the first half of 1999 compared to the same periods in 1998. Expenses in 1998 were reduced by one-time benefits and 1999 expenses included the amortization of the debt issuance costs on the capital securities and senior notes issued in mid-1998. These two factors primarily contributed to the increased other expenses in 1999.

         A summary of the Company's income from operations by operating segment follows:


                                               Three Months Ended June 30,     Six Months Ended June 30,
                                               ---------------------------     -------------------------
                                                   1999          1998                 1999         1998
                                               ---------------------------     -------------------------
Life Insurance:
      Open Block:
           Revenues                             $  50,046    $  41,151            $  97,815    $  82,746
           Benefits and Expenses                  (43,394)     (36,459)             (85,906)     (73,387)
           Dividends to policyowners               (1,047)        (395)              (2,023)        (710)
      Closed Block contribution                     6,372        7,861               12,914       16,836
                                                ----------------------            ----------------------

      Adjusted pre-tax income from operations      11,977       12,158               22,800       25,485

Annuities:
      Revenues                                    121,580      126,989              246,585      253,883
      Benefits and Expenses                       (97,578)    (107,584)            (202,084)    (212,296)
                                                ----------------------            ----------------------

      Adjusted pre-tax income from operations      24,002       19,405               44,501       41,587

Other                                              (1,411)         342                  193          414
                                                ----------------------            ----------------------

Total adjusted pre-tax income from operations   $  34,568    $  31,905            $  67,494    $  67,486
                                                ======================            ======================



         Adjusted income from Life Insurance operations was $12.0 million for the second quarter of 1999 compared to $12.2 million for the second quarter of 1998. Year-to-date, adjusted income from Life Insurance operations was $22.8 million in 1999 compared to $25.5 million in 1998. The decrease in adjusted income in 1999 compared to 1998 was primarily due to increased costs related to the Year 2000 Compliance Project and a decreased contribution from the Closed Block.

         Adjusted income from Annuity operations increased $4.6 million to $24.0 million for the second quarter of 1999 compared to $19.4 million for the same period in 1998 and $2.9 million to $44.5 million for the first half of 1999 compared to $41.6 million in 1998. The increase in 1999 was primarily due to increased interest spreads.

         Interest expense increased by $1.6 million in the second quarter of 1999 to $7.5 million compared to $5.9 million in the second quarter of 1998. Year-to-date, interest expense increased $2.2 million in 1999 compared to 1998. The increased interest expense in 1999 was primarily due to higher interest rates on the senior notes and adjustable conversion-rate equity security units outstanding during 1999 as compared to the revolving credit agreement borrowings outstanding during 1998.

         Income tax expense was $8.3 million for the second quarter of 1999 compared to $7.1 million for the second quarter of 1998 and $16.7 million for the first half of 1999 compared to $17.3 million for the same period in 1998. The effective tax rate in 1999 was 33.2% compared to 28.9% in 1998. The increase in the effective tax rate in 1999 was primarily due to a decrease in tax credits generated by affordable housing and historic rehabilitation investments.

         The equity in earnings of unconsolidated subsidiary represents 34% of the net income of AMAL Corporation, net of goodwill amortization. AMAL Corporation is the parent company of Ameritas Variable Life Insurance Company, the joint venture partner that markets variable life, and variable and fixed annuity products.

         Net income was $16.6 million for the second quarter of 1999 compared to $20.9 million for the same period in 1998. Year-to-date, net income was $33.5 million in 1999 compared to $42.6 million in 1998. Pre-tax adjusted operating income increased $2.7 million between second quarter periods and was level between year-to-date periods, with decreases in the Life Insurance operations being offset by increases in the Annuity operations. However, increased interest expense, higher effective income tax rates, decreased realized gains, and the reduction in net investment income resulting from the common stock buyback program primarily contributed to the decrease in net income between the second quarter periods and year-to-date periods.

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

         The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Insurance Commissioner to pay any dividend that would exceed certain statutory limitations. The current statute limits any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. The payment of dividends by AmVestors' subsidiaries, American Investors Life Insurance Company, Inc. (American), and Financial Benefit Life Insurance Company (FBL) is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. Based on these limitations and 1998 results, the Company's subsidiaries could pay an estimated $60.7 million in dividends in 1999 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $28 million in dividends during the first six months of 1999.

         The Company and its subsidiaries generated cash flows from operating activities of $437.9 million and $267.8 million for the six months ended June 30, 1999 and 1998, respectively. Excess operating cash flows were primarily used to increase the Company's investment portfolio and fund policyowner account withdrawals.

         The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of June 30, 1999, there was a $5 million outstanding loan balance under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its subsidiaries, including AmerUs Life and Delta Life, to maintain certain ratings from A.M. Best and certain levels of risk-based capital.

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

         On February 15, 1999, the Company's controlling shareholder, American Mutual Holding Company (American Mutual), a mutual insurance holding company, announced that its board of directors had authorized management to review the potential benefits of a demutualization of American Mutual. American Mutual is owned by its members who are also policyowners of AmerUs Life. American Mutual expects to complete the study and make a final decision in the third quarter 1999.


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

         The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at June 30, 1999 (including liabilities in both the Closed Block and the general account):


(dollars in millions)

Not subject to discretionary withdrawal                         $   368.8
Subject to discretionary withdrawal with adjustments
                  Specified surrender charges (A)                 4,145.8
                  Market value adjustments                        1,582.2
                                                                ---------

                  Subtotal                                        5,728.0

Subject to discretionary withdrawal without adjustments           1,276.0
                                                                ---------

                  Total                                         $ 7,372.8
                                                                =========


(A) Includes $1,171.9 million of liabilities with a contractual surrender charge of less than five percent of the account balance.

         Through its membership in the Federal Home Loan Bank (FHLB) of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. Interest is payable at a current rate at the time of any advance. As of June 30, 1999, AmerUs Life had a $25.0 million open secured line of credit against which there were no borrowings. In addition to the line of credit, AmerUs Life has long-term advances from the FHLB outstanding of $16.3 million at June 30, 1999.

         The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of June 30, 1999 had a carrying value of $9 billion, including Closed Block investments.

         At June 30, 1999, the statutory surplus of the Company's subsidiaries was approximately $430.7 million. The Company believes that this level of statutory capital is more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

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

         The Company has essentially completed the Year 2000 modifications and conversions and testing will continue throughout the year. The Year 2000 Project has four main components: IT Systems, Non-IT Systems, Business Partners and Contingency Planning.

         The IT Systems Project has been organized into three phases as follows: inventory, remediation/replacement and integrated testing. The inventory phase is complete. The mainframe remediation and the personal computer and network remediation/replacement efforts are on schedule and substantially complete. Individual systems testing was completed as part of the remediation efforts, and the Company has completed full integration testing of mission critical systems. Nonetheless, we will continue to test these systems throughout the year.

         Non-IT Systems include administrative systems such as faxes and phone systems. Facilities also contain non-IT systems such as elevators, heating and cooling systems and security systems. Work on these embedded systems is substantially complete. We will continue testing these systems throughout the year.

         All entities with which the Company does business are part of the Business Partners component of the Year 2000 Project. The Company has completed an inventory of business partners, and has identified the significance of various partners to the Company's business. Correspondence has been initiated with business partners to ascertain their Year 2000 readiness, and risk/impact analysis of service or supply disruptions have been completed. Based upon the results of analysis, action and contingency plans are being developed for various business partners. This project is scheduled for completion in the third quarter of 1999.

         Despite efforts to address all Year 2000 needs in a timely and effective manner, there are risks that some Year 2000 effects could cause significant operational difficulties for the Company. Some causes of these risks are the potential for unanticipated complications in making Year 2000 modifications, the possibility of oversights in the remediation process, and the difficulty of hiring and retaining IT personnel in the current business environment. While the Company does not expect any such operational difficulties to be material, the potential for these occurrences cannot be fully assessed at this time. For these reasons, the Company is in the process of developing contingency plans to cover the risk of non-compliance due to Year 2000 failures in Company systems or those of its business partners. Contingency Planning will include an identification of critical business processes and development of alternative methods of carrying them out in the event of any system failure. This effort is scheduled for completion in the third quarter of 1999.

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

         Total estimated costs associated with Year 2000 modifications and conversions are approximately $9 million. These costs are expensed as incurred. For the six months ended June 30, 1999, the Company has incurred $3.8 million in Year 2000 expenses, and $8.0 million since the beginning of the Year 2000 Project.

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

         The table below provides information about the Company's fixed maturity investments and mortgage loans at June 30, 1999. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                               EXPECTED CASH FLOWS

                              (Dollars in millions)


                          6 mos
      Amortized            1999        2000        2001        2002        2003        2004      Thereafter     Cost
      ---------            ----        ----        ----        ----        ----        ----      ----------     ----

Fixed Maturity
   Securities             $  179      $  382      $  483      $  572      $  839      $  654      $ 3,821      $6,930

Average interest
   rate                      7.2%        7.2%        7.1%        7.0%        6.7%        6.6%         7.1%

Mortgage loans            $    4      $   25      $   21      $    3      $    4      $   16      $   527      $  600

Average interest
   rate                     10.4%        9.4%        9.6%        9.5%        9.4%        9.8%         8.5%

Total                     $  183      $  407      $  504      $  575      $  843      $  670      $ 4,348      $7,530
                          ======      ======      ======      ======      ======      ======      =======      ======


         The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 67% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 8% of the bond portfolio is below investment grade. Fixed maturity securities have a weighted average maturity of approximately 7.5 years.

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


PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

        The Company, AmerUs Life and their direct and indirect majority shareholders AmerUs Group and American Mutual Holding Company (collectively "AmerUs"), were defendants in a class action lawsuit, Bhat v. AmerUs Life Insurance Company, which was filed in December 1996 in the United States District Court for the Northern District of California. The complaint, as amended in 1998, alleged that the defendants breached the terms of certain universal life policies, breached certain other duties owed to policyowners, and violated RICO in setting their cost of insurance rates and credited interest rates. These allegations include a claim that the defendants passed an increase in corporate income taxes (known as the deferred acquisition cost, or DAC, tax) through to owners of those policies. The plaintiff, an insured under a universal life policy issued by AmerUs Life, sought unspecified actual and punitive damages and injunctive relief on behalf of himself and all similarly situated policyowners of AmerUs Life with universal life insurance policies. AmerUs denied the allegations contained in the complaint, including the existence of a legitimate class. An earlier companion case filed in the same court in June 1996 was dismissed in October 1997.

        The parties have entered into a nationwide class settlement of certain contract and related issues for a substantial block of AmerUs Life's life insurance policies. The settlement was approved by the court by order dated April 2, 1999. No appeal has been filed and the time for filing an appeal has expired.

        Due to pending settlement negotiations, the Company incurred a charge to income for 1998. Based upon current estimates of the costs associated with the settlement, the Company established a reserve of $1.2 million at that time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of its shareholders on May 14, 1999. There were two matters voted upon at the meeting. The first was the election of directors. The nominees, Messrs. Roger K. Brooks, Jack C. Pester and John A. Wing and Ms. Maureen M. Culhane were elected to three-year terms. Other directors continuing to serve are John R. Albers, Malcolm Candlish, Thomas F. Gaffney, Sam C. Kalainov, Ralph W. Laster, Jr., and John W. Norris, Jr.

         The second matter voted upon resulted in the ratification of the appointment of KPMG LLP as independent auditors for the Company.

         The results of the balloting were as follows:


                                                     AGAINST OR                   ABSTENTIONS
                                    FOR              WITHHELD                   BROKER NON-VOTES
                                    ---              --------                   ----------------
Election of Directors:

Roger K. Brooks                   26,883,462         1,218,444
Maureen M. Culhane                26,883,380         1,218,526
Jack C. Pester                    26,879,392         1,222,514
John A. Wing                      26,882,998         1,218,908

Ratification of KPMG LLP          28,070,192            12,512                      19,202


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

         (b) The following report on Form 8-K was filed during the quarter ended June 30, 1999:

                  None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   August 13, 1999                    AMERUS LIFE HOLDINGS, INC.



                                            By  /s/  Michael G. Fraizer
                                               ---------------------------------
                                               Senior Vice President and
                                               Chief Financial Officer



                                            By  /s/  Brenda J. Cushing
                                               ---------------------------------
                                                Vice President and Controller
                                               (Principal Accounting Officer)

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

4.8 QUIPS Guarantee Agreement, dated as of July 27, 1998, by the Registrant, relating to the Registrant's 7.0% ACES Units, filed as
            Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.9 Master Unit Agreement, dated as of July 27, 1998, between the Registrant and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.10 Call Option Agreement, dated as of July 27, 1998, between Goldman, Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.10 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.11 Pledge Agreement, dated as of July 27, 1998, among the Registrant, Goldman, Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.11 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.12 Senior Indenture, dated as of June 16, 1998, by and between the Registrant and First Union National Bank, as Indenture Trustee, relating to the Registrant's 6.95% Senior Notes, filed as Exhibit
            4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.13 Subordinated Indenture, dated as of July 27, 1998, by and between the Registrant and First Union National Bank, as Indenture Trustee, relating to the Registrant's 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
10.1 Amended and Restated Intercompany Agreement dated as of December 1, 1996, among American Mutual Holding Company, AmerUs Group Co. and the Company. Filed as Exhibit 10.81 to the Registrant's registration statement on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.2 Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as
            Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.3 Management and Administration Service Agreement, dated as of April 1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.4 AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of the Registrant on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.5 AlloAmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6 American Mutual Life Insurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.7 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.7 Central Life Assurance Company Supplemental Pension Plan (which was curtailed as of December 31, 1995), filed as Exhibit 10.8 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.9        AmerUs Life Insurance Company Performance Share Plan, filed as
            Exhibit 10.10 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.11 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.12 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

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

10.29 Consent dated as of May 20, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.72 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.30 First Amendment dated as of May 30, 1997 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.73 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.31 Second Amendment dated as of June 22, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.74 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.32 Second Consent and Amendment dated as of October 2, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.75 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.33       MIP Deferral Plan dated as of September 1, 1998, filed as Exhibit
            10.76 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.34 Open Line of Credit Application and Terms Agreement, dated March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.35 Origination Agreement, dated August 1, 1998, between AmerUs Home Equity, Inc. and AmerUs Life Insurance Company, filed as Exhibit
            10.36 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.36 Third Waiver to Credit Agreement dated as of November 16, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit
            10.37 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.37 Fourth Consent and Amendment, dated as of December 4, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.38 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.38 Administrative Services Agreement, dated as of August 1, 1998, among American Mutual Holding Company, Registrant, AmerUs Group, AmerUs Home Equity, Inc., AmerUs Mortgage, Inc., AmerUs Properties, Inc., American Capital Management Group, Inc., AmerUs Life Insurance Company, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., and Delta Life and Annuity Company, filed as Exhibit 10.39 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.39 Facility and Guaranty Agreement, dated February 12, 1999, among The First National Bank of Chicago and the Registrant, filed as Exhibit
            10.39 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.40 Form of Reimbursement Agreement, dated February 15, 1999, among the Registrant and Roger K. Brooks, Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky, Marcia S. Hanson, Mark V. Heitz and Gary R. McPhail, filed as Exhibit 10.40 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.41 Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and the Registrant, filed as
            Exhibit 10.41 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.42 1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.43* Fifth Waiver and Amendment to Credit Agreement dated as of October 1, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent.

10.44*      Sixth Amendment to Credit Agreement dated as of May 18, 1999 to the
            Credit Agreement dated as of October 23, 1997 among the Registrant,
            Various Lender Institutions, the Co-Arrangers and The Chase
            Manhattan Bank, as Administrative Agent.
11*         Statement Re: Computation of Per Share Earnings.
27.1*       Financial Data Schedule.
99.1        Employment Agreement, dated as of September 19, 1997, among Mark V.
            Heitz, AmVestors Financial Corporation, American Investors Life
            Insurance Company, Inc., AmVestors Investment Group, Inc. and
            American Investors Sales Group, Inc., filed as Exhibit 99.3 to the registration statement of the Registrant on Form S-4, Registration
            Number 333-40065, is incorporated by reference.
99.2        Agreement of Sale, dated as of October 22, 1997, by and between R.
            Rex Lee and AmerUs Group, Co., filed as Exhibit 99.4 to the registration statement of the Registrant on Form S-4, Registration
            Number 333-40065, is incorporated by reference.
99.3        Retirement Agreement, dated June 27, 1997, by and between Victor N.
            Daley and Registrant filed as Exhibit 99.5 on Form 10-K, dated March
            30, 1999, is hereby incorporated by reference.
99.4*       First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors
            Life Insurance Company, Inc., AmVestors Investment Group, Inc.,
            American Investors Sales Group, Inc., and the Registrant.
99.5*       Supplemental Benefit Agreement, dated as of April 15, 1999, among
            Roger K. Brooks and the Registrant.
99.6*       Form of Supplemental Benefit Agreement, dated as of April 15, 1999, among the Registrant and Victor N. Daley, Michael G. Fraizer, Thomas
            C. Godlasky and Gary R. McPhail.
99.7*       Amended and Restated Employment Agreement, dated as of April 15,
            1999, among Marcia S. Hanson and the Registrant.

----------------------

*           included herein