Form 10-Q
period 1999-09-30
AMERUS LIFE HOLDINGS INC
filed 1999-11-12
CIK 1022827

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

                For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of each of the Registrant's classes of common stock on November 3, 1999 was as follows:

           Class A, Common Stock               25,098,512 shares
           Class B, Common Stock                5,000,000 shares

Exhibit index  - Page 45
Page 1 of 51

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION...................................................................    3

Item 1.       Financial Statements...............................................................    3

              Consolidated Balance Sheets September 30, 1999
              (Unaudited) and December 31, 1998..................................................    3

              Consolidated Statements of Income (Unaudited)
              For the Three Months Ended September 30, 1999 and 1998
              and the Nine Months Ended September 30, 1999 and 1998..............................    5

              Consolidated Statements of Comprehensive Income (Unaudited)
              For the Three Months Ended September 30, 1999 and 1998
              and the Nine Months Ended September 30, 1999 and 1998..............................    6

              Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 1999 and 1998..............................    7

              Notes to Consolidated Financial Statements (Unaudited) ............................    9

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition ...............................................................   21

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................   42


PART II - OTHER INFORMATION......................................................................   43

Item 1.       Legal Proceedings..................................................................   43

Item 6.       Exhibits and Reports on Form 8-K...................................................   43


Signatures.......................................................................................   44

Exhibit Index....................................................................................   45

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                     September 30,     December 31,
                                                     ------------------------------
                                                         1999              1998
                                                     ------------------------------
                                                     (unaudited)
                                     Assets
Investments:
      Securities available for sale at fair value:
          Fixed maturity securities                  $ 7,016,504       $ 6,710,246
          Equity securities                               15,179            68,483
          Short-term investments                          13,255            22,428
      Mortgage loans on real estate                      584,130           566,403
      Real estate                                          1,542               633
      Policy loans                                       109,482           110,786
      Other investments                                  209,541           205,790
                                                     -----------------------------

                    Total investments                  7,949,633         7,684,769

Cash and cash equivalents                                 17,427            60,090
Accrued investment income                                 95,658            79,921
Premiums and fees receivable                               5,524             4,385
Reinsurance receivables                                    8,174             6,174
Deferred policy acquisition costs                        496,486           246,030
Value of business acquired                               264,993           224,540
Investment in unconsolidated subsidiaries                 30,181            29,602
Goodwill                                                 209,866           215,506
Property and equipment                                    23,808            23,249
Deferred income taxes                                     21,877              --
Other assets                                             383,329           401,239
Closed Block assets                                    1,417,134         1,453,305
                                                     -----------------------------

                    Total assets                     $10,924,090       $10,428,810
                                                     =============================

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                September 30,   December 31,
                                                                ----------------------------
                                                                    1999            1998
                                                                ----------------------------
                                                                 (unaudited)
              Liabilities and Stockholders' Equity

Policy reserves and policyowner funds:
     Future life and annuity policy benefits                     $  7,286,422    $  7,185,417
     Policyowner funds                                                553,767          95,974
                                                                 ----------------------------
                                                                    7,840,189       7,281,391

Accrued expenses                                                       32,280          41,323
Dividends payable to policyowners                                       2,200           1,168
Policy and contract claims                                              8,137          13,433
Income taxes payable                                                   11,057           9,574
Deferred income taxes                                                    --            11,398
Other liabilities                                                     121,793         159,350
Debt                                                                  152,198         141,051
Closed Block liabilities                                            1,739,198       1,703,195
                                                                 ----------------------------

                 Total liabilities                                  9,907,052       9,361,883
                                                                 ----------------------------
Company-obligated mandatorily redeemable preferred
     capital securities of subsidiary trusts holding solely
     junior subordinated debentures of the Company                    214,791         216,729
                                                                 ----------------------------
Stockholders' equity:
     Preferred Stock, no par value, 20,000,000 shares
        authorized, none issued                                          --              --
     Common Stock, Class A, no par value, 180,000,000
        shares authorized:  issued and outstanding; 25,185,776
        shares (net  of 4,547,383 treasury shares) in 1999 and
        25,425,983 (net of 4,308,936 treasury shares) in 1998          25,186          25,426
     Common Stock, Class B, no par value, 50,000,000 shares
        authorized; 5,000,000 shares issued and outstanding             5,000           5,000
     Paid-in capital                                                  284,942         290,091
     Accumulated other comprehensive income                           (56,819)         26,711
     Unearned compensation                                               (376)           (240)
     Retained earnings                                                544,314         503,210
                                                                 ----------------------------

                 Total stockholders' equity                           802,247         850,198
                                                                 ----------------------------

                 Total liabilities and stockholders' equity      $ 10,924,090    $ 10,428,810
                                                                 ============================

                           AMERUS LIFE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                             1999           1998            1999           1998
                                                         ---------------------------    ---------------------------
Revenues:
     Insurance premiums                                  $     22,821   $     22,642    $     67,041   $     61,368
     Universal life and annuity product charges                19,399         20,035          55,485         54,287
     Net investment income                                    139,103        115,997         399,799        375,991
     Realized gains (losses) on investments                       145         (8,393)          4,164          2,390
     Contribution from the Closed Block                         6,207          7,200          19,121         24,036
                                                         ---------------------------    ---------------------------

                                                              187,675        157,481         545,610        518,072
                                                         ---------------------------    ---------------------------
Benefits and expenses:
     Policyowner benefits                                     116,831        115,304         327,527        334,590
     Underwriting, acquisition, and insurance expenses         22,303         17,731          66,943         56,180
     Amortization of deferred policy acquisition costs
        and value of business acquired                         15,597          8,160          52,168         38,848
     Dividends to policyowners                                  1,396            909           3,419          1,619
                                                         ---------------------------    ---------------------------

                                                              156,127        142,104         450,057        431,237
                                                         ---------------------------    ---------------------------

Income from operations                                         31,548         15,377          95,553         86,835

Interest expense                                                6,763          7,007          21,533         19,617
                                                         ---------------------------    ---------------------------

Income before income tax expense and equity in
     earnings of unconsolidated subsidiary                     24,785          8,370          74,020         67,218
Income tax expense                                              8,301          1,952          24,996         19,271
                                                         ---------------------------    ---------------------------

Income before equity in earnings of unconsolidated
     subsidiary                                                16,484          6,418          49,024         47,947
Equity in earnings of unconsolidated subsidiary                   204            444           1,212          1,535
                                                         ---------------------------    ---------------------------

        Net income                                       $     16,688   $      6,862    $     50,236   $     49,482
                                                         ===========================    ===========================

Earnings per common share:
     Basic                                               $       0.55   $       0.20    $       1.65   $       1.44
                                                         ===========================    ===========================

     Diluted                                             $       0.55   $       0.20    $       1.65   $       1.43
                                                         ===========================    ===========================

Weighted average common shares outstanding
     Basic                                                 30,372,452     33,726,221      30,412,029     34,393,079
                                                         ===========================    ===========================

     Diluted                                               30,534,084     33,951,365      30,485,777     34,695,353
                                                         ===========================    ===========================

                           AMERUS LIFE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                              Three Months Ended         Nine Months Ended
                                                                                 September 30,              September 30,
                                                                               1999         1998         1999         1998
                                                                            ----------------------    ----------------------
Net Income                                                                  $  16,688    $   6,862    $  50,236    $  49,482

Other comprehensive income (loss), before tax
     Unrealized gains (losses) on securities
         Unrealized holding gains (losses) arising during period (47,401)      (4,889)    (130,828)       3,826
         Less:  reclassification adjustment for gains included
            in net income                                                      (2,372)        (770)      (2,321)       9,688
                                                                            ----------------------    ----------------------

     Other comprehensive income (loss), before tax                            (45,029)      (4,119)    (128,507)      (5,862)

     Income tax (expense) benefit related to items of other
         comprehensive income                                                  15,760        1,283       44,978        1,893
                                                                            ----------------------    ----------------------

Other comprehensive income (loss), net of tax                                 (29,269)      (2,836)     (83,529)      (3,969)
                                                                            ----------------------    ----------------------

Comprehensive income (loss)                                                 $ (12,581)   $   4,026    $ (33,293)   $  45,513
                                                                            ======================    ======================

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                            1999         1998
                                                       --------------------------
Cash flows from operating activities
     Net Income                                        $    50,236    $    49,482
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Policyowner assessments on universal life
             and annuity products                          (39,412)       (54,287)
         Interest credited to policyowner account
             balances                                      233,839        246,826
         Realized investment (gains) losses                 (4,164)        (2,390)
         Goodwill amortization                               5,640          5,486
         VOBA amortization                                  22,611         21,928
         Change in:
             Accrued investment income                     (15,737)          (617)
             Reinsurance ceded receivables                  (2,000)         1,823
             Deferred policy acquisition costs             (82,822)       (54,385)
             Liabilities for future policy benefits        568,051         10,139
             Policy and contract claims and other
                 policyowner funds                          (6,158)         9,991
             Income taxes:
                 Current                                     1,483          1,685
                 Deferred                                   18,054         (5,716)
         Other, net                                          4,876         39,383
         Change in Closed Block assets and
             liabilities, net                               56,092         88,449
                                                       --------------------------

         Net cash provided by operating activities         810,589        357,797
                                                       --------------------------

Cash flows from investing activities
     Purchase of fixed maturities available-for-sale    (5,273,024)    (2,627,327)
     Maturities, calls, and principal reductions of
         fixed maturities available for sale             4,649,519      2,930,021
     Purchase of equity securities                        (211,670)      (227,377)
     Proceeds from sale of equity securities               227,243        207,928
     Proceeds from repayment and sale of
         mortgage loans                                    105,931         82,091

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                            Nine Months Ended
                                                             September 30,
                                                            1999         1998
                                                         ----------------------
     Purchase of mortgage loans                            (86,275)    (166,573)
     Purchase of real estate and other invested assets     (76,105)    (170,731)
     Proceeds from sale of real estate and other
         invested assets                                    23,862       43,658
     Change in policy loans, net                             1,304        7,014
     Tax on capital gains                                    5,160       15,545
     Other assets, net                                     (17,078)    (178,839)
     Change in Closed Block investments, net               (44,751)     (73,383)
                                                         ----------------------

         Net cash (used in) investing activities          (695,884)    (157,973)
                                                         ----------------------

Cash flows from financing activities:
     Deposits to policyowner account balances              717,835      608,860
     Withdrawals from policyowner account balances        (869,815)    (850,562)
     Change in debt, net                                    11,147       24,161
     Purchase of treasury stock                             (6,140)     (74,952)
     Issuance of treasury stock                                260
     Dividends to shareholders                              (9,132)     (10,388)
     Issuance of company-obligated mandatorily
         redeemable capital securities                        --        144,963
     Retirement of company-obligated mandatorily
         redeemable capital securities                      (1,523)        --
                                                         ----------------------

         Net cash (used in) financing activities          (157,368)    (157,918)
                                                         ----------------------

         Net increase (decrease) in cash                   (42,663)      41,906

Cash and cash equivalents at beginning of period            60,090       58,081
                                                         ----------------------

Cash and cash equivalents at end of period               $  17,427    $  99,987
                                                         ======================

Supplemental disclosure of cash activities:
     Interest paid                                       $  21,155    $  15,289
                                                         ======================

     Income taxes paid                                   $  15,528    $  26,706
                                                         ======================

AMERUS LIFE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


(2)   CLOSED BLOCK

      Summarized financial information of the Closed Block balance sheet as of September 30, 1999 and December 31, 1998 and statements of income for the three months and nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                                              September 30,   December 31,
                                                 1999              1998
                                              ----------------------------
Assets:
Securities available for sale at fair value
       Fixed maturity securities              $1,098,759       $1,116,540
       Short-term investments                       --              8,875
Policy loans                                     185,283          181,866
Other investments                                  2,690            3,027
Cash and cash equivalents                          2,420                4
Accrued investment income                         15,822           14,445
Premiums and fees receivable                         740            3,385
Deferred policy acquisition costs                101,060          117,479
Other assets                                      10,360            7,684
                                              ---------------------------
             Total Assets                     $1,417,134       $1,453,305
                                              ===========================

Liabilities:
Future life and annuity policy benefits       $1,565,236       $1,517,162
Policyowner funds                                  6,583            6,356
Accrued expenses                                   1,117            3,887
Dividends payable to policyowners                154,201          149,487
Policy and contract claims                         4,871            8,395
Other liabilities                                  7,191           17,914
                                              ---------------------------
             Total Liabilities                $1,739,199       $1,703,195
                                              ===========================


                                                                   Three Months
                                                                      Ended
                                                                   September 30,
                                                                  1999         1998
                                                               -----------------------
Revenues and expenses:
Insurance premiums                                             $ 42,737       $ 47,318
Universal life and annuity product charges                        3,184          3,265
Net investment income                                            26,408         30,147
Realized gains (losses) on investments                              (37)           410
Policyowner benefits                                            (45,551)       (48,616)
Underwriting, acquisition and insurance expenses                   (896)        (1,310)
Amortization of deferred policy acquisition costs                (3,830)        (7,780)
Dividends to policyowners                                       (15,808)       (16,234)

                                                               -----------------------
Contribution from the Closed Block before income taxes         $  6,207       $  7,200
                                                               =======================

                                                              Nine Months
                                                                Ended
                                                             September 30,
                                                           1999         1998
                                                         ----------------------
Revenues and expenses:
Insurance premiums                                       $ 141,335    $ 147,250
Universal life and annuity product charges                   9,754       10,531
Net investment income                                       82,414       87,486
Realized gains on investments                                  625        8,587
Policyowner benefits                                      (144,523)    (147,988)
Underwriting, acquisition and insurance expenses            (3,717)      (4,196)
Amortization of deferred policy acquisition costs          (16,419)     (20,598)
Dividends to policyowners                                  (50,348)     (57,036)
                                                         ----------------------
Contribution from the Closed Block before income taxes   $  19,121    $  24,036
                                                         ======================

(3)   DEBT AND CAPITAL SECURITIES

      Debt consists of the following (in thousands):


                                              September 30, 1999       December 31, 1998
                                              ------------------       -----------------
                                                  (Unaudited)
Federal Home Loan Bank community investment
long-term advances with a weighted average
interest rate of 6.29% at September 30, 1999       $ 16,198             $    16,051

                                                     11,000                    --
Revolving credit agreement

Senior Notes bearing interest at 6.95%
due June, 2005                                      125,000                 125,000
                                                   --------             -----------
                                                   $152,198             $   141,051
                                                   ========             ===========


                                       September 30, 1999     December 31, 1998
                                       ------------------     -----------------
                                       (Unaudited)
AmerUs Capital I 8.85% Capital
   Securities Series A due
   February 1, 2007                      $ 86,000                  $ 86,000

AmerUs Capital II 7.00%
   Adjustable Conversion-rate
   Equity Security Units due
   July 27, 2003                          128,791                   130,729
                                         --------                  --------

                                         $214,791                  $216,729
                                         ========                  ========


      On September 10, 1999, the Company repurchased 61,400 Adjustable Conversion-rate Equity Security units at an average unit price of $24.80. This resulted in a gain of $0.4 million which has been reflected as an addition to paid-in capital as the gain is primarily attributable to the change in value of the forward common stock purchase contract.

      For an additional discussion of the terms of the above indebtedness refer to the Company's consolidated financial statements as of December 31, 1998.


(4)   FEDERAL INCOME TAXES

      The effective income tax rate for the nine months ending September 30, 1999 and 1998 was lower than the prevailing corporate rate primarily as a result of earned low income housing and historic rehabilitation credits which totaled $3.2 million and $3.8 million, respectively.

(5)   COMMITMENTS AND CONTINGENCIES

      AmerUs Life Insurance Company ("AmerUs Life") and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company ("AVLIC"), cannot meet its policyholder obligations. At September 30, 1999, AVLIC had statutory assets of $2,164.6 million, liabilities of $2,122.8 million, and surplus of $41.8 million.

      In the ordinary course of business, the Company and its subsidiaries are engaged in certain other litigation, none of which management believes is material to the Company's results of operations.


(6)   RELATED PARTY TRANSACTIONS

      AmerUs Life has a master agreement of purchase and sale with AmerUs Home Equity whereby AmerUs Life agrees to purchase whole loans from AmerUs Home Equity from time to time. AmerUs Life also has a loan servicing agreement with AmerUs Home Equity, whereby AmerUs Home Equity acts as servicer of the loans and receives a servicing fee of 50 basis points of the outstanding principal balances of the loans. During the nine months ended September 30, 1999, AmerUs Life purchased loans with a total outstanding principal balance of $13.1 million at par.

      In the third quarter of 1999, AmerUs Life entered into a reinsurance arrangement with Ameritas Variable Life Insurance Company, its joint venture partner, on a block of equity-indexed annuities. AmerUs Life received assets of approximately $57 million and assumed liabilities of approximately $59 million. A value of business acquired asset of $2 million was recorded in connection with this transaction.

      In the third quarter of 1999, AmerUs Capital Management Properties, Inc., a wholly-owned subsidiary of AmerUs Capital Management, which is a wholly-owned subsidiary of the Company, acquired approximately $8.7 million of receivables, loans, and partnership interests from an affiliate, AmerUs Properties.


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

      ANNUITIES

      The Annuity segment markets individual fixed annuities on a national basis primarily through independent brokers and marketing companies. The Annuity segment also includes two insurance contracts issued to commercial paper conduits.

      The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated operating income and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are explained further in the Adjusted Operating section of Management's Discussion and Analysis of Results of Operations and Financial Condition. Operating segment income is generally income before non-core realized gains and losses, interest expense and income tax. Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses are deemed not to be associated with any specific segment and primarily consist of discontinued product lines such as group and health, non-core realized gains (losses), and holding company revenues and expenses. The contribution to the operating income of the life insurance segment from the Closed Block is reported as a single line item.

      There are no significant intersegment transactions.

      Operating segment income and assets are as follows:

Operating Segment Income (in thousands)

Three Months Ended September 30, 1999


                                                            Life                                Total
                                                          Insurance   Annuities    Other    Consolidated
                                                         -----------------------------------------------
Revenues:
     Insurance premiums                                  $  15,816    $   6,936   $      69    $  22,821
     Universal life and annuity product charges             11,384        8,015        --         19,399
     Net investment income                                  24,927      112,709       1,467      139,103
     Core realized gains on investments                       --          3,184        --          3,184
     Contribution from the Closed Block                      6,207         --          --          6,207
                                                         -----------------------------------------------

                                                            58,334      130,844       1,536      190,714
Benefits and expenses:
     Policyowner benefits                                   26,116       90,587         128      116,831
     Underwriting, acquisition, and insurance expenses      12,904        7,364       2,035       22,303
     Amortization of deferred policy acquisition costs
        and value of business acquired, net of
        adjustment of $55                                    4,727       10,815        --         15,542
     Dividends to policyowners                               1,396         --          --          1,396
                                                         -----------------------------------------------

                                                            45,143      108,766       2,163      156,072
                                                         -----------------------------------------------

Adjusted income from operations                          $  13,191    $  22,078        (627)      34,642
                                                         ======================

Non-core realized gains (losses) on investments                                                   (3,039)
Amortization of deferred policy acquisition costs due
     to realized gains or losses                                                                     (55)
Interest (expense)                                                                                (6,763)
Income tax (expense)                                                                              (8,301)
Equity in earnings of unconsolidated subsidiary                                                      204
                                                                                               ---------

        Net income                                                                             $  16,688
                                                                                               =========

Operating Segment Income (in thousands)

Three Months Ended September 30, 1998


                                                            Life                                Total
                                                          Insurance   Annuities    Other    Consolidated
                                                          ----------------------------------------------
Revenues:
      Insurance premiums                                  $  13,342    $   9,216 $      84    $  22,642
      Universal life and annuity product charges             11,440        8,595      --         20,035
      Net investment income                                  12,633      104,793    (1,429)     115,997
      Core realized gains on investments                       --          2,380      --          2,380
      Contribution from the Closed Block                      7,200         --        --          7,200
                                                          ---------------------------------------------

                                                             44,615      124,984    (1,345)     168,254
Benefits and expenses:
      Policyowner benefits                                   24,197       90,956       151      115,304
      Underwriting, acquisition, and insurance expenses      11,133        7,219      (621)      17,731
      Amortization of deferred policy acquisition costs        --
         and value of business acquired, net of
         adjustment of ($2,697)                               5,030        5,827      --         10,857
      Dividends to policyowners                                 909         --        --            909
                                                          ---------------------------------------------

                                                             41,269      104,002      (470)     144,801
                                                          ---------------------------------------------

Adjusted income from operations                           $   3,346    $  20,982      (875)      23,453
                                                          ======================

Non-core realized gains (losses) on investments                                                 (10,773)
Amortization of deferred policy acquisition costs due
      to realized gains or losses                                                                 2,697
Interest (expense)                                                                               (7,007)
Income tax (expense)                                                                             (1,952)
Equity in earnings of unconsolidated subsidiary                                                     444
                                                                                              ---------

         Net income                                                                           $   6,862
                                                                                              =========


Operating Segment Income (in thousands)

Nine Months Ended September 30, 1999


                                                              Life                              Total
                                                           Insurance  Annuities    Other    Consolidated
                                                          ----------------------------------------------
Revenues:
      Insurance premiums                                  $  46,537    $  20,339  $     165    $  67,041
      Universal life and annuity product charges             34,990       20,495       --         55,485
      Net investment income                                  68,414      327,586      3,799      399,799
      Core realized gains on investments                       --          9,010       --          9,010
      Contribution from the Closed Block                     19,121         --         --         19,121
                                                          ----------------------------------------------

                                                            169,062      377,430      3,964      550,456
Benefits and expenses:
      Policyowner benefits                                   74,702      252,589        236      327,527
      Underwriting, acquisition, and insurance expenses      39,496       23,285      4,162       66,943
      Amortization of deferred policy acquisition costs
         and value of business acquired, net of
         adjustment of $1,736                                15,456       34,976       --         50,432
      Dividends to policyowners                               3,419         --         --          3,419
                                                          ----------------------------------------------

                                                            133,073      310,850      4,398      448,321
                                                          ----------------------------------------------

Adjusted income from operations                           $  35,989    $  66,580       (434)     102,135
                                                          ======================

Non-core realized gains (losses) on investments                                                   (4,846)
Amortization of deferred policy acquisition costs due
      to realized gains or losses                                                                 (1,736)
Interest (expense)                                                                               (21,533)
Income tax (expense)                                                                             (24,996)
Equity in earnings of unconsolidated subsidiary                                                    1,212
                                                                                               ---------

         Net income                                                                            $  50,236
                                                                                               =========

Operating Segment Income (in thousands)

Nine Months Ended September 30, 1998


                                                              Life                              Total
                                                           Insurance  Annuities    Other    Consolidated
                                                          ----------------------------------------------
Revenues:
      Insurance premiums                                  $  35,586    $  25,535   $    247    $  61,368
      Universal life and annuity product charges             34,721       19,566       --         54,287
      Net investment income                                  49,854      325,869        268      375,991
      Core realized gains on investments                       --          7,897       --          7,897
      Contribution from the Closed Block                     24,036         --         --         24,036
                                                          ----------------------------------------------

                                                            144,197      378,867        515      523,579
Benefits and expenses:
      Policyowner benefits                                   67,011      266,496      1,083      334,590
      Underwriting, acquisition, and insurance expenses      31,750       24,536       (106)      56,180
      Amortization of deferred policy acquisition costs        --
         and value of business acquired, net of
         adjustment of ($1,405)                              14,986       25,266       --         40,252
      Dividends to policyowners                               1,619         --         --          1,619
                                                          ----------------------------------------------

                                                            115,366      316,298        977      432,641
                                                          ----------------------------------------------

Adjusted income from operations                           $  28,831    $  62,569       (462)      90,938
                                                          ======================

Non-core realized gains (losses) on investments                                                   (5,507)
Amortization of deferred policy acquisition costs due
      to realized gains or losses                                                                  1,404
Interest (expense)                                                                               (19,617)
Income tax (expense)                                                                             (19,271)
Equity in earnings of unconsolidated subsidiary                                                    1,535
                                                                                               ---------

         Net income                                                                            $  49,482
                                                                                               =========

Operating Segment Assets
(in thousands)


                                                 Life                                    Total
                                              Insurance     Annuities        Other    Consolidated
                                             -----------------------------------------------------
September 30, 1999

Investments                                  $ 1,221,556   $ 6,715,229   $    12,848   $ 7,949,633
Deferred policy acquisition costs and VOBA       248,099       513,380          --         761,479
Other assets                                     121,366       614,429        60,049       795,844
Closed Block assets                            1,417,134          --            --       1,417,134
                                             -----------------------------------------------------

Total assets                                 $ 3,008,155   $ 7,843,038   $    72,897   $10,924,090
                                             =====================================================


December 31, 1998

Investments                                  $ 1,163,503   $ 6,510,465   $    10,801   $ 7,684,769
Deferred policy acquisition costs and VOBA       140,379       330,191          --         470,570
Other assets                                      93,807       684,520        41,839       820,166
Closed Block assets                            1,453,305          --            --       1,453,305
                                             -----------------------------------------------------

Total assets                                 $ 2,850,994   $ 7,525,176   $    52,640   $10,428,810
                                             =====================================================

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


                                                   For the Three Months       For the Nine Months
                                                    Ended September 30,        Ended September 30,
                                                    1999         1998           1999        1998
                                                   ---------------------      --------------------
                                                    (In thousands, except per share amounts)
Net Income                                         $ 16,688    $  6,862       $ 50,236    $ 49,482
Net realized (gains) losses on investments (A)          (94)      5,454         (2,707)     (1,554)
Core realized gains (losses) (B)                      2,069       1,549          5,856       5,134
Amortization of deferred policy acquisition
       costs due to realized gains or losses (C)         36      (1,754)         1,129        (913)

                                                   --------------------       --------------------
Adjusted Operating Income                          $ 18,699    $ 12,111       $ 54,514    $ 52,149
                                                   ====================       ====================

Adjusted Operating Income per common share:
       Basic (D)                                   $   0.62    $   0.36       $   1.79    $   1.52
       Diluted (E)                                 $   0.61    $   0.36       $   1.79    $   1.50




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

(D) Basic adjusted operating income per common share for the three months ended September 30, 1999 and 1998 is calculated using 30.37 million and
      33.73 million shares, respectively. Basic adjusted operating income per common share for the nine months ended September 30, 1999 and 1998 is calculated using 30.41 million and 34.39 million shares, respectively.

(E) Diluted adjusting operating income per common share for the three months ended September 30, 1999 and 1998 is calculated using 30.53 million and
      33.95 million shares, respectively. Diluted adjusted operating income per common share for the nine months ended September 30, 1999 and 1998 is calculated using 30.49 million and 34.70 million shares, respectively.

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

SALES

      LIFE INSURANCE

      The following table sets forth information regarding the Company's life insurance sales activity by product:


                            Sales Activity by Product


                                  For the Three Months      For the Nine Months
                                   Ended September 30,       Ended September 30,
                                   1999         1998          1999     1998
                                 ----------------------    ---------------------
($ in thousands)

Traditional life insurance:
      Participating whole life   $ 2,941      $ 4,534        $12,585   $13,008
      Term Life                    1,758        1,482          4,206     4,576
Universal Life                     3,193        2,972         10,198     7,297
                                 --------------------        -----------------

      Total (A)                  $ 7,892      $ 8,988        $26,989   $24,881
                                 ====================        =================


(A) Direct first year annualized premiums.


      Life insurance sales as measured by direct first year annualized premiums decreased 12.2% to $7.9 million for the third quarter of 1999 compared to $9.0 million for the third quarter of 1998. Sales of participating whole life insurance decreased in the third quarter of 1999, which was consistent with the general industry decline of sales of this product. Year-to-date, life insurance sales increased 8.5% to $27.0 million in 1999 compared to $24.9 million for the same period in 1998. Sales of universal life insurance for the first nine months of 1999 increased by $2.9 million from the same period in 1998. Increased sales of universal life were primarily attributable to new universal life products introduced in the fourth quarter of 1998 and the second quarter of 1999.

      The following table sets forth the Company's life insurance collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:


                          Collected Premiums by Product


                                             For the Three Months       For the Nine Months
                                             Ended September 30,        Ended September 30,
                                               1999         1998         1999         1998
                                            ----------------------    ----------------------
($ in thousands)

Individual life premiums collected:
     Traditional life:
         First year and single              $  19,852    $  20,795    $  62,612    $  60,097
         Renewal                               43,874       42,400      134,412      129,373
                                            ----------------------    ----------------------

         Total                                 63,726       63,195      197,024      189,470

     Universal life:
         First year and single                  7,080        5,024       18,005       13,757
         Renewal                               17,870       17,895       54,850       55,303
                                            ----------------------    ----------------------

         Total                                 24,950       22,919       72,855       69,060

Total individual life                          88,676       86,114      269,879      258,530

     Reinsurance assumed                          345          362        1,165          770
     Reinsurance ceded                         (6,081)      (5,642)     (13,606)     (11,065)
                                            ----------------------    ----------------------

Total individual life, net of reinsurance   $  82,940    $  80,834    $ 257,438    $ 248,235
                                            ======================    ======================


      Traditional life insurance premiums collected were $63.7 million for the third quarter of 1999 compared to $63.2 million for the same period in 1998 and $197.0 million for the first nine months of 1999 compared to $189.5 million for the first nine months of 1998. The increase in collected premiums was primarily due to increased renewal premium. Renewal direct collected premium was $5.0 million higher in the first nine months of 1999 as compared to the same period in 1998 primarily due to continued favorable persistency and the compound effect of higher sales in earlier periods.

      Universal life insurance premiums collected were $25.0 million for the third quarter of 1999 compared to $22.9 million for the third quarter of 1998. Year-to-date universal life insurance premiums were $72.9 million for the first nine months of 1999 compared to $69.1 million for the same period in 1998. The increase in 1999 was primarily due to the new products introduced in the fourth quarter of 1998 and the second quarter of 1999.

      The following table sets forth information regarding the Company's life insurance in force for each date presented:

                              Life Insurance in Force
                                As of September 30,
                                1999          1998
                             -------------------------
($ in thousands)

Individual life insurance:

Traditional life
      Number of policies         250,834       255,003
      GAAP life reserves     $ 1,616,149   $ 1,530,802
      Face amounts           $20,782,000   $19,116,000

Universal life
      Number of policies         113,272       115,667
      GAAP life reserves     $   913,694   $   887,720
      Face amounts           $12,188,000   $12,136,000

Total life insurance
      Number of policies         364,106       370,670
      GAAP life reserves     $ 2,529,843   $ 2,418,522
      Face amounts           $32,970,000   $31,252,000



      While the total policy count continues to decline consistent with industry trends, the average size of policy continues to increase from $84,300 in 1998 to $90,600 in 1999. As a result, total insurance in force has grown to $33.0 billion as of September 30, 1999.

      ANNUITIES

      The following table sets forth individual annuity collected premiums for the periods indicated:

                          Collected Premiums by Product


                                       For the Three Months      For the Nine Months
                                       Ended September 30,        Ended September 30,
                                         1999         1998        1999         1998
                                      ----------------------    ---------------------
($ in thousands)

Fixed annuities                       $ 212,503    $ 163,160    $ 627,563   $ 537,080
Equity-index fixed annuities             36,313       12,053       45,528      27,864
                                      ----------------------    ---------------------

      Total                             248,816      175,213      673,091     564,944

Reinsurance assumed                      59,561         --         59,561        --
Reinsurance ceded                           (39)        (147)        (226)     (1,205)
                                      ----------------------    ---------------------

Total annuities, net of reinsurance   $ 308,338    $ 175,066    $ 732,426   $ 563,739
                                      ======================    =====================


      The Company markets its annuity products on a national basis through networks of independent agents who are supervised by regional vice presidents and directors or Independent Marketing Organizations (IMO's). The Company's IMO's consist of approximately 60 contracted organizations, two wholly-owned organizations, and one partially-owned organization. Annuity collected premiums were $248.8 million for the third quarter of 1999 compared to $175.2 million for the same period in 1998. Year-to-date annuity collected premiums increased 19.1% to $673.1 million for 1999 compared to $564.9 million for 1998. In the third quarter of 1999, the Company entered into a reinsurance agreement for the assumption of a block of equity-index annuities totaling $59.6 million of its joint venture partner, Ameritas Variable Life Insurance Company. In conjunction with this transaction, the Company now directly issues this equity-index product, which contributed to the increased sales. In addition, strong annuity sales continued from the Company's IMO's.

      The following table sets forth information regarding annuities in force for each date presented:


                                           Annuities in Force
                                           As of September 30,
                                            1999         1998
                                         -----------------------
($ in thousands)

Deferred fixed and immediate annuities
      Number of policies                    171,939      180,268
      GAAP life reserves                 $5,954,580   $5,915,939

Equity-index fixed annuities
      Number of policies                      8,900        5,811
      GAAP life reserves                 $  348,186   $  199,655

Total annuities
      Number of policies                    180,839      186,079
      GAAP life reserves                 $6,302,766   $6,115,594


      The total number of annuity policies declined between periods while the GAAP reserves on annuity policies increased. These changes between periods were primarily attributable to an increase in the average size of policies sold combined with surrenders of smaller average size policies.

RESULTS OF OPERATIONS

      A summary of the Company's revenue follows:

                                                        Three Months Ended        Nine Months Ended
                                                             September 30,          September 30,
                                                          1999         1998         1999         1998
                                                       ----------------------    ----------------------
($ in thousands)

Insurance premiums
        Life insurance - traditional                   $  15,816    $  13,342    $  46,537    $  35,586
        Annuities - Immediate annuity &
              supplementary contract premiums              6,936        9,216       20,339       25,535
        Other                                                 69           84          165          247
                                                       ----------------------    ----------------------

        Total insurance premiums                          22,281       22,642       67,041       61,368

Product charges
        Life insurance - universal life                   11,384       11,440       34,990       34,721
        Annuities                                          8,015        8,595       20,495       19,566
                                                       ----------------------    ----------------------

         Total product charges                            19,399       20,035       55,485       54,287

Net investment income
        Life insurance                                    24,927       12,633       68,414       49,854
        Annuities                                        112,709      104,793      327,586      325,869
        Other                                              1,467       (1,429)       3,799          268
                                                       ----------------------    ----------------------

        Total net investment income                      139,103      115,997      399,799      375,991

Realized gains (losses) on investments
        Life insurance - Core                               --           --           --           --
        Annuities - Core                                   3,184        2,380        9,010        7,897
        Other - All Non-Core                              (3,039)     (10,773)      (4,846)      (5,507)
                                                       ----------------------    ----------------------

        Total realized gains (losses) on investments         145       (8,393)       4,164        2,390

Contribution from the Closed Block                         6,207        7,200       19,121       24,036
                                                       ----------------------    ----------------------

        Total revenues                                 $ 187,675    $ 157,481    $ 545,610    $ 518,072
                                                       ======================    ======================

      Traditional life insurance premiums were $15.8 million for the third quarter of 1999 compared to $13.3 million for the same period in 1998. Year-to-date traditional life insurance premiums increased by $10.9 million to $46.5 million for 1999 compared to $35.6 million for the same period in 1998. The increase in traditional life insurance premiums was primarily the result of the growth of the business since the formation of the Closed Block in June, 1996 and continued favorable persistency.

      Immediate annuity and supplementary contract premiums decreased by $2.3 million to $6.9 million for the third quarter of 1999 compared to $9.2 million for the third quarter of 1998. Year-to-date, immediate annuity and supplementary contract premiums were $20.3 million for 1999 compared to $25.5 million for the same period in 1998. The decrease in contract premiums in 1999 was primarily due to decreased immediate annuity sales.

      Universal life product charges remained constant for the third quarter of 1999 compared to the same period in 1998. Year-to-date, universal life product charges were $0.3 million higher for the first nine months of 1999 compared to the first nine months of 1998. The increase in product charges in 1999 was primarily due to increased cost of insurance charges as a result of the normal aging of the block of business, partially offset by higher reinsurance costs.

      Annuity product charges were $8.0 million for the third quarter of 1999 compared to $8.6 million for the same period in 1998. The decrease in product charges was primarily due to decreased surrender charges during the quarter. Year-to-date, annuity product charges increased by $0.9 million to $20.5 million for 1999 compared to $19.6 million for the same period in 1998. Increased surrender charges resulting from increased lapses primarily contributed to the year-to-date growth in product charges.

      Total net investment income was $139.1 million for the third quarter of 1999 compared to $116.0 million for the third quarter of 1998 and $399.8 million for the first nine months of 1999 compared to $376.0 million for the same period in 1998. The increase in 1999 net investment income was attributable to higher average invested assets (excluding market value adjustments) and a higher effective yield. Average invested assets (excluding market value adjustments) increased approximately $354.1 million for the first nine months of 1999 as compared to 1998 primarily due to the Company's increased investment funds from two structured asset-backed commercial paper vehicles. See further discussion of these vehicles in the Liquidity and Capital Resources section. The effective yield of the entire portfolio in the first nine months of 1999 was 7.17% compared to 6.97% in 1998. Yields in 1998 were impacted by a decline in value on hedge funds and long-term private partnership investments resulting in lower net investment income in both the life insurance and annuity segments in that year. The effective yield of the annuity portion of the portfolio decreased 18 basis points to 6.66% for the first nine months of 1999 as compared to 6.84% in 1998. The decrease in the annuity portfolio effective yield primarily resulted from lower reinvestment rates throughout 1998 and in the first nine months of 1999 as compared to the portfolio rate at the beginning of the prior year period.

      Realized gains on investments were $0.1 million for the third quarter of 1999 and $4.2 million for the first nine months of 1999 compared to realized losses of $8.4 million and realized gains of $2.4 million, respectively, for the same periods in 1998. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

      The Contribution from the Closed Block was $6.2 million for the third quarter of 1999 compared to $7.2 million for the same period in 1998. Year-to-date, the Contribution from the Closed Block was $19.1 million compared to $24.0 million for 1998. The following table sets forth the operating results of the Closed Block for the periods indicated:


                                                          Three Months Ended     Nine Months Ended
                                                            September 30,          September 30,
                                                           1999        1998       1999       1998
                                                         --------------------   --------------------
($ in thousands)

Revenues
     Insurance premiums                                  $ 42,737    $ 47,318   $141,335   $147,250
     Universal life and annuity product charges             3,184       3,265      9,754     10,531
     Net investment income                                 26,408      30,147     82,414     87,486
     Realized gains (losses) on investments                   (37)        410        625      8,587
                                                         --------------------   -------------------
         Total revenues                                    72,292      81,140    234,128    253,854

Benefits and expenses
     Policyowner benefits                                  45,551      48,616    144,523    147,988
     Underwriting, acquisition and insurance expenses         896       1,310      3,717      4,196
     Amortization of deferred policy acquisition costs      3,830       7,780     16,419     20,598
     Dividends to policyowners                             15,808      16,234     50,348     57,036
                                                         --------------------   -------------------

         Total benefits and expenses                       66,085      73,940    215,007    229,818
                                                         --------------------   -------------------

Contribution from the Closed Block                       $  6,207    $  7,200   $ 19,121   $ 24,036
                                                         ====================   ===================


      Closed Block insurance premiums decreased $4.6 million to $42.7 million for the third quarter of 1999 compared to $47.3 million for the same period in 1998. Year-to-date, Closed Block insurance premiums decreased by $6.0 million to $141.3 million compared to $147.3 million for the same period in 1998. The decrease in insurance premiums is consistent with the reduction of the Closed Block's life insurance in force that is expected to continue over the life of the Block. Similarly, the decrease in product charges on universal life policies included in the Closed Block is primarily the result of the reduction of such business in force.

      Net investment income for the Closed Block was $26.4 million for the third quarter of 1999 and $82.4 million for the first nine months of 1999 compared to $30.1 million and $87.5 million, respectively, for the same periods in 1998. The decrease was primarily attributable to lower effective yields, partially offset by higher average invested assets (excluding market value adjustments).

      There were minimal realized losses on investments of the Closed Block in the third quarter of 1999 compared to $0.4 million of realized gains in the third quarter of 1998. Year-to-date, realized gains on investments were $8.0 million lower compared to the same period in 1998. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

      Closed Block policyowner benefits were $3.0 million lower in the third quarter of 1999 and $3.5 million lower for the first nine months of 1999 compared to the same periods in 1998. The decrease was primarily due to decreased death benefits.

      The amortization of deferred policy acquisition costs for the Closed Block decreased by $4.0 million to $3.8 million for the third quarter of 1999 compared to $7.8 million for the third quarter of 1998. Year-to-date, the amortization of deferred policy acquisition costs for the Closed Block decreased $4.2 million. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The decrease in the amortization of deferred policy acquisition costs for the periods corresponds to lower gross margins which resulted primarily from lower realized gains in 1999 as compared to the same periods in 1998 and modifications of certain assumptions as to future profitability of the Closed Block.

      Closed Block dividends to policyowners decreased by $0.4 million to $15.8 million for the third quarter of 1999 compared to $16.2 million for the same period in 1998 and decreased $6.7 million to $50.3 million for the first nine months of 1999 compared to $57.0 million for 1998. The decrease in 1999 was primarily due to the decrease in deferred dividends resulting from lower realized gains in 1999 as compared to the same periods in 1998.

      A summary of the Company's policyowner benefits follows:


                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                    1999        1998         1999         1998
                                                  ---------------------    ---------------------
Life Insurance:
     Traditional:
         Death benefits                           $   3,012   $   1,603    $   5,428   $   2,643
         Change in liability for future policy
             benefits and other policy benefits       8,131       8,842       28,298      23,130
                                                  ---------------------    ---------------------

             Total traditional                       11,143      10,445       33,726      25,773

     Universal:
         Death benefits in excess of cash value       6,821       4,906       17,292      12,621
         Interest credited on policyowner
             account balances                         7,511       8,962       22,728      26,534
         Other                                          641        (116)         956       2,083
                                                  ---------------------    ---------------------

             Total universal                         14,973      13,752       40,976      41,238
                                                  ---------------------    ---------------------

             Total life insurance benefits           26,116      24,197       74,702      67,011

Annuities
     Interest credited to deferred annuity
         account balances                            73,091      72,979      211,111     220,293
     Other annuity benefits                          17,496      17,977       41,478      46,203
                                                  ---------------------    ---------------------

             Total annuity benefits                  90,587      90,956      252,589     266,496

Other benefits                                          128         151          236       1,083
                                                  ---------------------    ---------------------

Total policyowner benefits                        $ 116,831   $ 115,304    $ 327,527   $ 334,590
                                                  =====================    =====================


      Total life insurance benefits were $26.1 million for the third quarter of 1999 compared to $24.2 million for the third quarter of 1998. Year-to-date, total life insurance benefits increased $7.7 million to $74.7 million in 1999 compared to $67.0 million in 1998. An increase in life insurance benefits is expected as the traditional block of business continues to grow and as the universal block of business ages. However, in the third quarter of 1999 the Company experienced higher than expected death benefits. The Company does not believe that this is an indication of a change in long-term mortality trends but more of a quarterly fluctuation which is not unusual from time to time. Partially offsetting the increases in death benefits and higher policy reserves was a reduction in interest credited. Interest credited on universal policyowner account balances decreased $1.5 million for the third quarter of 1999 and $3.8 million for the first nine months of 1999 compared to the same periods in 1998 primarily due to lower crediting rates. The weighted average interest crediting rate on policyowner account balances for 1999 was 5.69% compared to 6.13% for 1998.

      Annuity benefits were $90.6 million for the third quarter of 1999 compared to $91.0 million for the same period in 1998. Year-to-date, annuity benefits were $252.6 million in 1999 compared to $266.5 million in 1998. The decrease is partially attributable to a lower weighted average crediting rate on annuity account balances in 1999 compared to 1998, somewhat offset by higher average liabilities. The weighted average crediting rate on deferred annuity account balances was decreased 27 basis points to 4.99% for the first nine months of 1999 compared to 5.26% for the same period in 1998. Crediting rates were decreased in response to the decrease in effective yields on the annuity investment portfolio resulting in GAAP spreads widening 9 basis points for the first nine months of 1999 as compared to the same period in 1998. Other annuity benefits decreased for the third quarter and year-to-date periods in 1999 as compared to the same periods in 1998. The decrease of $0.5 million and $4.7 million for the quarter and year-to-date, respectively, consist of a decrease in the immediate annuity reserves and benefit payments on immediate annuities, partially offset by interest on two insurance contracts issued to two commercial paper conduits. See further discussion of these conduits in the Liquidity and Capital Resources section.

      A summary of the Company's expenses follows:


                                                           Three Months Ended      Nine Months Ended
                                                              September 30,          September 30,
                                                             1999       1998        1999       1998
                                                           -------------------    -------------------
($ in thousands)

Life Insurance
       Underwriting, acquisition and
            insurance expenses                             $ 12,904   $ 11,133    $ 39,496   $ 31,750
       Amortization of deferred policy acquisition costs
            and value of business acquired (VOBA), net
            of adjustment of ($133) and ($352) for the
            three months ended September 30, 1999 and
            1998, respectively, and $570 and $1,119
            for the nine months ended September 30,
            1999 and 1998, respectively                       4,727      5,030      15,456     14,986
                                                           -------------------    -------------------

            Total life insurance                             17,631     16,163      54,952     46,736

Annuities
       Underwriting, acquisition and
            insurance expenses                                7,364      7,219      23,285     24,536
       Amortization of deferred policy acquisition
            and value of business acquired (VOBA), net
            of adjustment of $188 and ($2,345) for the
            three months ended September 30, 1999 and
            1998, respectively, and $1,166 and ($2,523)
            for the nine months ended September 30,
            1999 and 1998, respectively                      10,815      5,827      34,976     25,266
                                                           -------------------    -------------------

            Total annuities                                  18,179     13,046      58,261     49,802

 Amortization of deferred policy acquisition costs due
        to realized gains or losses                              55     (2,697)      1,736     (1,404)

Other                                                         2,035       (621)      4,162       (106)
                                                           -------------------    -------------------

Total expenses                                             $ 37,900   $ 25,891    $119,111   $ 95,028
                                                           ===================    ===================


      Total life insurance expenses were $17.6 million for the third quarter of 1999 compared to $16.2 million for the third quarter of 1998 and $55.0 million for the first nine months of 1999 compared to $46.7 million for the same period in 1998. Underwriting, acquisition and insurance expenses were higher in 1999 compared to the same periods in 1998 primarily due to costs related to the Year 2000 Compliance Project and costs associated with the Company's enhancement of its administration and distribution systems. Amortization of deferred policy acquisition costs and value of business acquired (VOBA) decreased $0.3 million for the third quarter of 1999 compared to the same period in 1998 and increased $0.5 million for the first nine months of 1999 compared to the first nine months of 1998. Deferred policy acquisition costs are generally amortized in proportion to gross margins. Higher death benefits in the third quarter of 1999 compared to the third quarter of 1998 resulted in the decreased amortization between quarter to quarter periods while higher interest margins on those policies for which deferred costs are amortized contributed to higher gross margins for the first nine months of 1999 as compared to 1998, resulting in the increased amortization between year-to-date periods.

      Total annuity expenses increased by $5.2 million to $18.2 million for the third quarter of 1999 compared to $13.0 million for the third quarter of 1998. Year-to-date, total annuity expenses were $58.3 million compared to $49.8 million for the same period in 1998. Underwriting, acquisition and insurance expenses decreased approximately $1.2 million in the first nine months of 1999 compared to the same period in 1998 primarily due to cost savings realized from the consolidation of acquired subsidiary operations. Amortization of deferred policy acquisition costs and VOBA increased $5.0 million in the third quarter of 1999 and $9.7 million in the first nine months of 1999 as compared to the same periods in 1998. Gross margins increased due to higher interest margins and the reduced expenses, resulting in the increased amortization.

      Other expenses increased by $2.7 million for the third quarter of 1999 and $4.3 million for the first nine months of 1999 compared to the same periods in 1998. Expenses in 1998 were reduced by certain one-time benefits and 1999 expenses included the amortization of the debt issuance costs on the capital securities and senior notes issued in mid-1998. These two factors primarily contributed to the increased other expenses in 1999.

      A summary of the Company's adjusted pre-tax income from operations by operating segment follows:


                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                                    1999         1998                    1999         1998
                                               --------------------------------    -------------------------------

Life Insurance:
       Open Block:
            Revenues                             $  52,127    $  37,415                 $ 149,941    $ 120,161
            Benefits and Expenses                  (43,747)      40,360                  (129,654)    (113,747)
            Dividends to policyowners               (1,396)        (909)                   (3,419)      (1,619)
       Closed Block contribution                     6,207        7,200                    19,121       24,036

       Adjusted pre-tax income from operations      13,191        3,346                    35,989       28,831

Annuities:
       Revenues                                    130,844      124,984                   377,430      378,867
       Benefits and Expenses                      (108,766)    (104,002)                 (310,850)    (316,298)
                                                 ----------------------                 ----------------------

       Adjusted pre-tax income from operations      22,078       20,982                    66,580       62,569

Other                                                 (627)        (875)                     (434)        (462)
                                                 ----------------------                 ----------------------

Total adjusted pre-tax income from operations    $  34,642    $  23,453                 $ 102,135    $  90,938
                                                 ======================                 ======================


      Adjusted income from Life Insurance operations was $13.2 million for the third quarter of 1999 compared to $3.3 million for the third quarter of 1998. Year-to-date, adjusted income from Life Insurance operations was $36.0 million in 1999 compared to $28.8 million in 1998. The increase in adjusted income in 1999 compared to 1998 was primarily due to increased investment income which was partially offset by a decreased contribution from the Closed Block and increased costs related to the Year 2000 Compliance Project and enhancement of the Company's administration and distribution systems.

      Adjusted income from Annuity operations increased $1.1 million to $22.1 million for the third quarter of 1999 compared to $21.0 million for the same period in 1998 and $4.0 million to $66.6 million for the first nine months of 1999 compared to $62.6 million in 1998. The increase in 1999 was primarily due to increased interest spreads.

      Interest expense decreased by $0.2 million in the third quarter of 1999 to $6.8 million compared to $7.0 million in the third quarter of 1998. Year-to-date, interest expense increased $1.9 million in 1999 compared to 1998. The increased interest expense for the nine month period was primarily due to higher interest rates on the senior notes and adjustable conversion-rate equity security units outstanding during 1999 as compared to the revolving credit agreement borrowings outstanding during 1998.

      Income tax expense was $8.3 million for the third quarter of 1999 compared to $2.0 million for the third quarter of 1998 and $25.0 million for the first nine months of 1999 compared to $19.3 million for the same period in 1998. The year-to-date effective tax rate in 1999 was 33.2% compared to 28.0% in 1998. The increase in the effective tax rate in 1999 was primarily due to a decrease in tax credits generated by affordable housing and historic rehabilitation investments.

      The equity in earnings of unconsolidated subsidiary represents 34% of the net income of AMAL Corporation, net of goodwill amortization. AMAL Corporation is the parent company of Ameritas Variable Life Insurance Company, the joint venture partner that markets variable life, and variable and fixed annuity products.

      Net income was $16.7 million for the third quarter of 1999 compared to $6.9 million for the same period in 1998. Year-to-date, net income was $50.2 million in 1999 compared to $49.5 million in 1998. The increase in net income resulted from the increased pre-tax adjusted operating income from the Life Insurance operations and Annuity operations, which was partially offset by increased interest expense and higher effective income tax rates.


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

      The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Insurance Commissioner to pay any dividend that would exceed certain statutory limitations. The current statute limits any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. The payment of dividends by AmVestors' subsidiaries, American Investors Life Insurance Company, Inc. (American), and Financial Benefit Life Insurance Company (FBL) is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. Based on these limitations and 1998 results, the Company's subsidiaries could pay an estimated $60.7 million in dividends in 1999 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $38 million in dividends during the first nine months of 1999.

      The Company and its subsidiaries generated cash flows from operating activities of $810.6 million and $357.8 million for the nine months ended September 30, 1999 and 1998, respectively. Excess operating cash flows were primarily used to increase the Company's investment portfolio and fund policyowner account withdrawals.

      The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of September 30, 1999, there was an $11 million outstanding loan balance under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its subsidiaries, including AmerUs Life and Delta Life, to maintain certain ratings from A.M. Best and certain levels of risk-based capital.

      During 1999, the Company entered into two $250 million separate account funding agreements. Under these agreements, five-year floating rate insurance contracts are issued to a commercial paper conduit. The funding agreements are secured by assets in the Company's separate account and are further backed by the general account assets. The separate account assets are legally segregated and are not subject to claims that arise out of any other business of the Company. The separate account assets and liabilities are included with general account assets in the financial statements. The funding agreement may not be cancelled by the commercial paper conduit unless there is a default under the agreement, but the Company may terminate at any time.

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

      On August 20, 1999, the Company's controlling shareholder, American Mutual Holding Company (American Mutual), announced that its board of directors had authorized the development of a demutualization plan. This action follows a study announced on February 15, 1999 authorizing management to review the potential benefits of a demutualization of American Mutual. This action moves the Company forward in a process toward full demutualization. The plan is subject to final approval by the board of directors, the Iowa Insurance Commissioner and American Mutual members, who are also policyowners of AmerUs Life. The Company expects to file the plan with the Iowa Insurance Commissioner during the fourth quarter of 1999.


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

      The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at September 30, 1999 (including liabilities in both the Closed Block and the general account):

(dollars in millions)
Not subject to discretionary withdrawal                   $  368.0
Subject to discretionary withdrawal with adjustments
                  Specified surrender charges (A)          4,262.6
                  Market value adjustments                 1,533.9
                                                          --------
                  Subtotal                                 5,796.5

Subject to discretionary withdrawal without adjustments    1,320.3
                                                          --------

                  Total                                   $7,484.8
                                                          ========


(A) Includes $1,174.3 million of liabilities with a contractual surrender charge of less than five percent of the account balance.

      Through its membership in the Federal Home Loan Bank (FHLB) of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. Interest is payable at a current rate at the time of any advance. As of September 30, 1999, AmerUs Life had a $25.0 million open secured line of credit against which there were no borrowings. In addition to the line of credit, AmerUs Life has long-term advances from the FHLB outstanding of $16.2 million at September 30, 1999.

      The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of September 30, 1999 had a carrying value of $9 billion, including Closed Block investments.

      At September 30, 1999, the statutory surplus of the Company's subsidiaries was approximately $435.1 million. The Company believes that this level of statutory capital is more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

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

      The Company has completed the Year 2000 modifications and conversions and testing will continue throughout the year. The Year 2000 Project has four main components: IT Systems, Non-IT Systems, Business Partners and Contingency Planning.

      The IT Systems Project has been organized into three phases as follows: inventory, remediation/replacement and integrated testing. The inventory phase is complete. The mainframe remediation and the personal computer and network remediation/replacement efforts have been completed. Individual systems testing was completed as part of the remediation efforts, and the Company has completed full integration testing of mission critical systems. Nonetheless, we will continue to test these systems throughout the year.

      Non-IT Systems include administrative systems such as faxes and phone systems. Facilities also contain non-IT systems such as elevators, heating and cooling systems and security systems. Work on these embedded systems is complete. We will continue testing these systems throughout the year.

      All entities with which the Company does business are part of the Business Partners component of the Year 2000 Project. The Company has completed an inventory of business partners, and has identified the significance of various partners to the Company's business. Correspondence has been initiated with business partners to ascertain their Year 2000 readiness, and risk/impact analysis of service or supply disruptions have been completed. Based upon the results of analysis, action and contingency plans have been developed for various business partners. This project has been completed, but we will continue to monitor new business partners and develop contingent plans for these new partners as needed.

      Despite efforts to address all Year 2000 needs in a timely and effective manner, there are risks that some Year 2000 effects could cause significant operational difficulties for the Company. Some causes of these risks are the potential for unanticipated complications in making Year 2000 modifications, the possibility of oversights in the remediation process, and the difficulty of hiring and retaining IT personnel in the current business environment. While the Company does not expect any such operational difficulties to be material, the potential for these occurrences cannot be fully assessed at this time. For these reasons, the Company has developed contingency plans to cover the risk of non-compliance due to Year 2000 failures in Company systems or those of its business partners. Contingency Planning included an identification of critical business processes and development of alternative methods of carrying them out in the event of any system failure. This effort has been completed, but we will continue to develop contingency plans as needed throughout the year.

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

      Total estimated costs associated with Year 2000 modifications and conversions are approximately $9.0 million. These costs are expensed as incurred. For the nine months ended September 30, 1999, the Company has incurred $4.1 million in Year 2000 expenses, and $8.3 million since the beginning of the Year 2000 Project.

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

      The table below provides information about the Company's fixed maturity investments and mortgage loans at September 30, 1999. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.


                               EXPECTED CASH FLOWS

                              (Dollars in millions)

                              9 mos
        Amortized             1999     2000      2001      2002      2003      2004  Thereafter   Cost
        ---------             ----     ----      ----      ----      ----      ----  ----------   ----
Fixed maturity securities   $   81    $  396    $  488    $  565    $  861    $  668    $4,191    $7,250

Average interest rate          6.2%      6.5%      6.5%      6.6%      6.5%      6.5%      7.4%

Mortgage loans              $   37    $  108    $   78    $   52    $   43    $   40    $  226    $  584

Average interest rate          9.7%      9.5%      9.3%      9.2%      9.1%      8.9%      8.5%

Total                       $  118    $  504    $  566    $  617    $  904    $  708    $4,417    $7,834
                            ============================================================================

      The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 67% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 8% of the bond portfolio is below investment grade. Fixed maturity securities have a weighted average maturity of approximately 7.2 years.

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


PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

      In the ordinary course of business, the Company and its subsidiaries are engaged in certain other litigation, none of which management believes is material to the Company's results of operations.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

      A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

      (b) The following report on Form 8-K was filed during the quarter ended September 30, 1999:

              None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   November 12, 1999                AMERUS LIFE HOLDINGS, INC.



                                          By /s/ Michael G. Fraizer
                                            ------------------------------------
                                                 Senior Vice President and
                                                 Chief Financial Officer



                                          By /s/ Brenda J. Cushing
                                            ------------------------------------
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

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

10.12 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.13       Tax Allocation Agreement dated as of November 4, 1996, filed as
            Exhibit 10.68 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.14 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly-owned subsidiary of the Registrant and Delta Life Corporation, filed as Exhibit 2.2 to the Registrant's report on Form 8-K on October 8, 1997, is hereby incorporated by reference.
10.15 Purchase Agreement between AmerUs Life and AmerUs Bank dated March 5, 1997 relating to the sale of certain loans, filed as Exhibit
            10.82 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.16 Credit Agreement, dated as of October 23, 1997, among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit
            10.84 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.17 Coinsurance Agreement, effective February 1, 1996, between Delta Life and Annuity Company and London Life Reinsurance Company, filed as Exhibit 10.85 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.18 AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.
10.19 1989 Non-Qualified Stock Option Plan adopted March 17, 1989, filed as Exhibit (10)(q) to Form 10-K of AmVestors Financial Corporation, dated April 12, 1989, is hereby incorporated by reference.
10.20 Amended and Restated Miscellaneous Service Agreement, dated as of July 21, 1997, among American Mutual Holding Company, Registrant, AmerUs Life Insurance Company, AmerUs Group Co., AmerUs Bank, AmerUs Mortgage, Inc., Iowa Realty Co., Inc., Iowa Title Company, AmerUs Insurance, Inc., AmerUs Properties, Inc., AmerUs Direct, Inc., filed as Exhibit 10.57 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.21 Lease - Business Property, dated December 1, 1996, between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa, filed as Exhibit 10.58 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.22 First Amendment dated February 1, 1998 to Lease Agreement dated December 1, 1996 between AmerUs Properties, Inc. and AmerUs Life Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa, filed as Exhibit 10.59 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.

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

10.43       Fifth Waiver and Amendment to Credit Agreement dated as of October
            1, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and
            The Chase Manhattan Bank, as Administrative Agent.
10.44       Sixth Amendment to Credit Agreement dated as of May 18, 1999 to the
            Credit Agreement dated as of October 23, 1997 among the Registrant,
            Various Lender Institutions, the Co-Arrangers and The Chase
            Manhattan Bank, as Administrative Agent.
11*         Statement Re: Computation of Per Share Earnings.
27.1*       Financial Data Schedule.
99.1        Employment Agreement, dated as of September 19, 1997, among Mark V.
            Heitz, AmVestors Financial Corporation, American Investors Life
            Insurance Company, Inc., AmVestors Investment Group, Inc. and
            American Investors Sales Group, Inc., filed as Exhibit 99.3 to the registration statement of the Registrant on Form S-4, Registration
            Number 333-40065, is incorporated by reference.
99.2        Agreement of Sale, dated as of October 22, 1997, by and between R.
            Rex Lee and AmerUs Group, Co., filed as Exhibit 99.4 to the registration statement of the Registrant on Form S-4, Registration
            Number 333-40065, is incorporated by reference.
99.3        Retirement Agreement, dated June 27, 1997, by and between Victor N.
            Daley and Registrant filed as Exhibit 99.5 on Form 10-K, dated March
            30, 1999, is hereby incorporated by reference.
99.4        First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors
            Life Insurance Company, Inc., AmVestors Investment Group, Inc.,
            American Investors Sales Group, Inc., and the Registrant.
99.5        Supplemental Benefit Agreement, dated as of April 15, 1999, among
            Roger K. Brooks and the Registrant.
99.6        Form of Supplemental Benefit Agreement, dated as of April 15, 1999, among the Registrant and Victor N. Daley, Michael G. Fraizer, Thomas
            C. Godlasky and Gary R. McPhail.
99.7        Amended and Restated Employment Agreement, dated as of April 15,
            1999, among Marcia S. Hanson and the Registrant.

----------------------

*        included herein