Form 10-K405
period 1999-12-31
AMERUS LIFE HOLDINGS INC
filed 2000-03-08
CIK 1022827

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   Form 10-K
                 Annual Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999      Commission File Number: 0-21459
                      ------------------------------------

                           AMERUS LIFE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                               699 WALNUT STREET
                          DES MOINES, IOWA 50309-3948
          (Address of principal executive offices, including zip code)

                    IOWA                                         42-1459712
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (515) 362-3600
                      ------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EXCHANGE
TITLE OF CLASS                                                  ON WHICH REGISTERED
--------------                                                -----------------------
Class A Common Stock (no par value).........................  New York Stock Exchange
7.00% Adjustable Conversion-rate Equity Security Units
issued by AmerUs Capital II, a subsidiary trust.............  New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of February 29, 2000: $255,600,922.

     Number of shares outstanding of each of the Registrant's classes of common stock on February 29, 2000 was as follows:

    Class A, Common Stock.......................................    25,072,902 shares
    Class B, Common Stock.......................................     5,000,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Notice of 2000 Annual Meeting of Shareholders and Proxy Statement
(incorporated into Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.       Business....................................................    2
Item 2.       Properties..................................................   11
Item 3.       Legal Proceedings...........................................   11
Item 4.       Submission of Matters to a Vote of Security Holders.........   11
PART II
              Market for Registrant's Common Equity and Related
Item 5.       Stockholder Matters.........................................   12
Item 6.       Selected Financial Data.....................................   13
              Management's Discussion and Analysis of Results of
Item 7.       Operations and Financial Condition..........................   15
              Quantitative and Qualitative Disclosures About Market
Item 7A.      Risk........................................................   32
Item 8.       Financial Statements and Supplementary Data.................   33
              Changes in and disagreements with Accountants on Accounting
Item 9.       and Financial Disclosure....................................   33
PART III
Item 10.      Directors and Executive Officers of the Registrant..........   34
Item 11.      Executive Compensation......................................   34
              Security Ownership of Certain Beneficial Owners and
Item 12.      Management..................................................   34
Item 13.      Certain Relationships and Related Transactions..............   34
PART IV
              Exhibits, Financial Statement Schedules, and Reports on Form
Item 14.      8-K.........................................................   34
Index to Exhibits.........................................................   35
Signatures................................................................   41
Index to Consolidated Financial Statements................................  F-1
Index to Consolidated Financial Statement Schedules.......................  S-1

                             SAFE HARBOR STATEMENT

     All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies;
(8) ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are particularly important to the sale of its products; and (9) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     AmerUs Life Holdings, Inc. (the Company) is an insurance holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 49 states, the District of Columbia and the U.S. Virgin Islands. The Company was formed in 1996 as a result of the creation of the first mutual insurance holding company in the United States, the American Mutual Holding Company (AMHC). AMHC owns approximately 58% of the Company. The Company's principal subsidiaries are AmerUs Life Insurance Company (AmerUs
Life), Delta Life Corporation (Delta) and AmVestors Financial Corporation (AmVestors).

     AmerUs Life was originally incorporated in 1896 as a mutual insurance company under the name Central Life Assurance Society of the United States. Its name was changed to American Mutual Life Insurance Company in 1994 following the merger of American Mutual Life Insurance Company into Central Life Assurance Company. On June 30, 1996, American Mutual Life Insurance Company was converted into a stock life insurance company pursuant to a plan of reorganization involving the formation of AMHC (the Reorganization) and its name was changed to AmerUs Life. AmerUs Life is licensed to do business in the District of Columbia and in all states except New Hampshire and New York.

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

     On December 19, 1997, the Company acquired AmVestors in a stock exchange valued at approximately $350 million (the AmVestors Acquisition). AmVestors' principal operating subsidiaries are American Investors Life Insurance Company, Inc. (American), a Kansas domiciled life insurance company licensed in 49 states and the District of Columbia; and Financial Benefit Life Insurance Company
(FBL), a Kansas domiciled life insurance company doing business in 43 states, the District of Columbia and the U.S. Virgin Islands.

     The Company also participates in a joint venture with Ameritas Life Insurance Corp. (Ameritas) (Ameritas Joint Venture) through AmerUs Life's 34% ownership interest in AMAL Corporation, a Nebraska corporation (AMAL). AMAL's operations are conducted through Ameritas Variable Life Insurance Company (AVLIC) and Ameritas Investment Corp., a registered broker-dealer (AIC), its two wholly-owned subsidiaries, which have been in business since 1983. AVLIC is licensed to conduct business in 47 states and the District of Columbia. AIC is a registered broker-dealer which is licensed to do business in all states except New York. AmerUs Life's partner in the Ameritas Joint Venture, Ameritas, is a Nebraska mutual life insurance company which has been in existence for more than 100 years.

     On December 20, 1999, the Company and the Company's controlling shareholder, AMHC, announced that their respective boards of directors had approved plans for the demutualization of AMHC and the merger of the Company into AMHC following the demutualization. Upon completion of the demutualization, AMHC would be a public company. AMHC will change its name to AmerUs Group Co. (AmerUs Group) and be traded on the New York Stock Exchange under the symbol "AMH". Members of AMHC will receive approximately 17 million shares of AmerUs Group and cash or policy credits in excess of $300 million as a result of the demutualization. Shareholders of the Company will receive shares in AmerUs Group in a one-for-one exchange. To complete the demutualization and merger, approval is needed from the members of AMHC, the Iowa Commissioner of Insurance and shareholders of the Company. Members of AMHC and shareholders of the Company will be asked to approve the proposed demutualization and merger plans during the second quarter of 2000.

     On February 18, 2000, the Company, AMHC and Indianapolis Life Insurance Co. (ILICO) entered into a definitive agreement for a combination of the companies. Under these terms, AMHC will proceed with its previously announced demutualization. ILICO will demutualize separately and ILICO's members will receive cash, policy credits and stock equivalent to the value of 11.25 million shares of stock of AmerUs Group. Upon demutualization, ILICO will become a subsidiary of AmerUs Group and will continue operations as a stock life insurance company. As part of the transaction, AMHC made an initial investment of $100 million in a downstream holding company of ILICO on February 18, 2000. ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At December 31, 1999, ILICO had total assets of $6.1 billion and insurance in force of $30.3 billion. The contemplated transactions are subject to normal closing conditions, including appropriate policyholder/member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination with AmerUs Group to take place in the fourth quarter of 2000.

OPERATIONS

     The Company has two operating segments: Life Insurance and Annuities. Products generally distinguish a segment. The life insurance segment's primary product offerings consist of whole life, universal life and term life insurance policies. The annuity segment product offerings consist primarily of fixed annuities.

     Additional information concerning the Company's segments may be found in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 20 of the Consolidated Financial Statements that begin on page F-1, both of which are incorporated herein by reference.

LIFE INSURANCE SEGMENT

PRODUCTS

     The Company's individual life insurance premiums are from traditional life insurance products and universal life insurance products, as set forth in the following table:

                                                                    SALES ACTIVITY BY PRODUCT
                                                              DIRECT FIRST YEAR ANNUALIZED PREMIUMS
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1999          1998          1997
                                                              ---------     ---------     ---------
                                                                        ($ IN THOUSANDS)
Traditional life insurance:
  Participating whole life...............................      $16,409       $17,943       $16,843
  Term Life..............................................        7,012         6,111         4,751
Universal Life...........................................       14,314        10,005         8,916
                                                               -------       -------       -------
  Total (A)..............................................      $37,735       $34,059       $30,510
                                                               =======       =======       =======

     Traditional Life Insurance Products. The Company's traditional life insurance products have a long history of being highly competitive within the industry. Traditional life insurance products include participating whole life and term life insurance products.

     Participating whole life insurance is designed to provide benefits for the life of the insured. This product generally provides for level premiums and a level death benefit and requires payments in excess of the mortality cost in earlier years to offset increasing mortality costs in later years. The Company also offers a second to die whole life insurance product which insures two lives and provides benefits upon the death of the second insured. The Company targets its second to die products primarily to potential customers seeking to achieve estate planning goals. Sales of participating whole life insurance decreased in 1999, which was consistent with the general industry decline of sales of this product.

     Term life insurance provides life insurance protection for a specific time period (which generally can be renewed at an increased premium). Such policies are mortality-based and offer no cash accumulation feature. Term life insurance is a highly competitive and quickly changing market. Term life insurance sales increased approximately 15% in 1999 primarily as a result of product repricing completed in mid-1999 along with an increase in consumer demand for the product. Consumer demand for term products was generally up in 1999 as a result of legislative changes taking effect in January, 2000 which were anticipated to impact product pricing. The increase in 1998 term life insurance sales was primarily due to the introduction of three new term products in the first quarter of 1998.

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

     For the year ended December 31, 1999, sales of participating whole life and term life insurance products represented 43% and 19%, respectively, of first year annualized premiums for all individual life insurance products sold by the Company.

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

     The Company's universal life insurance products provide benefits for the life of the insured. Within limits established by the Company and state regulations, policyowners may vary the premiums and the amount of the policy's death benefit as long as there are sufficient policy funds available to cover all policy charges for the coming period. Increased sales of universal life in 1999, 1998 and 1997 were primarily attributable to new universal life products introduced in each year. The weighted average crediting rate for universal life insurance liabilities was 5.67% for the year 1999, 6.08% for the year 1998 and 6.23% for the year 1997. For the year ended December 31, 1999, sales of universal life insurance products represented 38% of first year annualized premiums for all individual life insurance products sold by the Company.

     The following table sets forth the Company's collected individual life premiums, including collected individual life premiums associated with the Closed Block, for the periods indicated:

                                                              COLLECTED PREMIUMS BY PRODUCT
                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Individual life premiums collected:
  Traditional life:
     First year and single...............................    $ 84,044    $ 82,219    $ 74,132
     Renewal.............................................     179,780     173,079     166,847
                                                             --------    --------    --------
     Total...............................................     263,824     255,298     240,979
  Universal life:
     First year and single...............................      24,371      18,987      14,089
     Renewal.............................................      72,192      73,410      73,779
                                                             --------    --------    --------
     Total...............................................      96,563      92,397      87,868
Total individual life....................................     360,387     347,695     328,847
     Reinsurance assumed.................................       1,589       1,224       1,502
     Reinsurance ceded...................................     (17,571)    (14,224)    (13,155)
                                                             --------    --------    --------
Total individual life, net of reinsurance................    $344,405    $334,695    $317,194
                                                             ========    ========    ========

     The following table sets forth information regarding the Company's life insurance in force for each date presented:

                                                               LIFE INSURANCE IN FORCE
                                                                 AS OF DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
                                                                  ($ IN THOUSANDS)
Individual life insurance:
Traditional life
  Number of policies..............................        249,282        254,033        258,087
  GAAP life reserves..............................    $ 1,645,945    $ 1,554,681    $ 1,473,240
  Face amounts....................................    $21,458,000    $19,559,000    $18,077,000
Universal life
  Number of policies..............................        112,906        115,056        117,824
  GAAP life reserves..............................    $   920,010    $   897,159    $   867,988
  Face amounts....................................    $12,244,000    $12,153,000    $12,115,000
Total life insurance
  Number of policies..............................        362,188        369,089        375,911
  GAAP life reserves..............................    $ 2,565,955    $ 2,451,840    $ 2,341,228
  Face amounts....................................    $33,702,000    $31,712,000    $30,192,000

DISTRIBUTION SYSTEMS

     The Company sells life insurance in 49 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums, are California, Iowa, Minnesota, Texas and Illinois. These states account for approximately 44% of the Company's statutory premiums.

     The Company's target customers are individuals in the middle and upper income brackets and small businesses. The Company markets its life insurance products on a national basis primarily through a Preferred Producer agency system and a Personal Producing General Agent (PPGA) distribution system. The Company currently employs 14 regional vice presidents who are responsible for supervising the Preferred Producer agencies and/or PPGA agents within their assigned geographic regions.

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

     The Preferred Producer general agents are independent contractors and are generally responsible for the expenses of operating their agencies, including office and overhead expenses and the recruiting, selection, contracting, training and development of Preferred Producer agents and brokers in their agency. Currently, the Company has 40 Preferred Producer general agents in 23 states, through which approximately 750 Preferred Producer agents sell the Company's products. While Preferred Producer agents in the Preferred Producer agency system are non-exclusive, most agents use the Company's products for a majority of their new business of the type of products offered by the Company. No single Preferred Producer general agency accounts for more than 7% of the total first year life commissions paid by the Company.

     Preferred Producer agents are also independent contractors and are primarily compensated by commissions on first year and renewal premiums collected on business written by them plus certain fringe benefits and other allowances. In addition, Preferred Producer agents can earn bonus commissions, graded by production and persistency on their business.

     Under the PPGA system, the Company contracts primarily with individuals who are experienced individual agents or head a small group of experienced individual agents. These individuals are independent contractors and are responsible for all of their own expenses. These individuals often sell products for other insurance companies, and may offer selected products of the Company rather than the Company's full line of insurance products. The PPGA system is comprised of approximately 900 PPGA's, with approximately 1,100 agents.

     PPGAs are compensated by commissions on first year and renewal premiums collected on business written by themselves and the agents in their units. In addition to a base commission, PPGAs may earn bonus commissions on their business, graded by production and persistency.

     The Company has also developed programs to sell life insurance through select banks and brokerages. The customers targeted and the products sold are similar to those of the Preferred Producer agency system and the PPGA system, with an emphasis on wealth distribution and deferred compensation products in the bank channel and an emphasis on universal life products in the brokerage channel.

     Under the bank distribution system, the Company contracts with banks and marketing organizations for the sale of insurance products by agents who are employees of the banks. Commissions are paid to the banks. Currently, the Company has approximately 23 banks and 3 marketing organizations under contract through which approximately 240 agents sell the Company's products. The Company provides training and servicing support to the banks and marketing organizations.

     Under the brokerage distribution system, a contractual arrangement is entered into with an independent brokerage general agent to promote the Company's insurance products to their network of agents and brokers. The agent receives a commission and the general agent receives an override commission on the business produced. The Company currently has 19 brokerage general agents under contract.

ANNUITY SEGMENT

PRODUCTS

     The Company's annuity premiums consisted of approximately 89% from fixed annuity products and 11% from equity-index annuity products in 1999. Annuity premiums increased significantly in 1998 due to the Company's acquisition of Delta and AmVestors in the fourth quarter of 1997. The following table sets forth annuity collected premiums for the periods indicated:

                                                              COLLECTED PREMIUMS BY PRODUCT
                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Fixed annuities..........................................    $834,636    $756,106    $ 70,298
Equity-index annuities...................................     104,265      36,418      11,755
                                                             --------    --------    --------
  Total..................................................     938,901     792,524      82,053
Reinsurance assumed......................................      59,561          --          --
Reinsurance ceded........................................        (273)     (1,247)     (2,276)
                                                             --------    --------    --------
Total annuities, net of reinsurance......................    $998,189    $791,277    $ 79,777
                                                             ========    ========    ========

     Fixed Annuity Products. The Company offers a broad portfolio of fixed annuity products. Annuities provide for the payment of periodic benefits over a specified time period. Benefits may commence immediately or may be deferred to a future date. Fixed annuities generally are backed by a general investment account and credited with a rate of return that is periodically reset.

     The Company offers a variety of interest rate crediting strategies on its fixed annuity products. These strategies include initial interest crediting rates with guarantees for periods of one to five years. Following the initial guarantee period, the Company may adjust the credited interest rate annually, subject to the minimum interest rates specified in the contracts. Such minimum guarantee rates currently range from 3% to 5%. The

Company also offers an interest rate crediting strategy that credits the policy with a return generally based upon the interest rates it earns on assets supporting the respective policies less management fees.

     Equity-Index Annuities. The Company offers equity-index annuity products that are based on Standard & Poor's 500 Composite Stock Price
Index -- Registered Trademark. Earnings credited to these products generally are linked to increases in the anniversary date values of the applicable index, less management fees.

     In the third quarter of 1999, the Company entered into a reinsurance agreement for the assumption of a block of equity-index annuities totaling $59.6 million from its joint venture partner, AVLIC. In conjunction with this transaction, the Company now directly issues this equity-index product, which contributed to the increased sales in 1999. In addition, the Company introduced a new equity-linked product in mid-1999 which had a positive impact on sales.

     In December 1999, the Company introduced a multi-choice annuity product which provides for various earnings strategies under one product, such as a long-term equity index, an annual equity index, an investment grade bond index, and a guaranteed one-year rate. Earnings are credited to this product based on the increases in the applicable indexes, less management fees, and funds may be moved between investment alternatives.

     The following table sets forth information regarding annuities in force for each date presented:

                                                                   ANNUITIES IN FORCE
                                                                   AS OF DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                    ($ IN THOUSANDS)
Deferred fixed and immediate annuities
  Number of policies.................................       169,854       179,294       191,680
  GAAP reserves......................................    $5,951,002    $5,975,320    $5,971,225
Equity-index annuities
  Number of policies.................................         9,099         5,040         5,202
  GAAP reserves......................................    $  437,862    $  239,934    $  162,995
Total annuities
  Number of policies.................................       178,953       184,334       196,882
  GAAP reserves......................................    $6,388,864    $6,215,254    $6,134,220

DISTRIBUTION SYSTEMS

     The Company sells annuities in 49 states, the District of Columbia and the U.S. Virgin Islands. The states with the highest geographic concentration of sales, based on statutory premiums, are Iowa, California, Illinois, Florida and Texas. These states account for approximately 54% of the Company's statutory premiums.

     The Company directs its marketing efforts towards the asset accumulation, conservative savings, and retirement markets. The Company markets its annuity products on a national basis primarily through networks of independent agents. The independent agents are supervised by regional vice presidents and regional directors or Independent Marketing Organizations (IMOs). In addition, the Preferred Producer Agency and PPGA systems discussed previously are utilized to market select annuity products.

     The regional vice presidents and regional directors are primarily responsible for recruiting agents and servicing those agents in an effort to promote the Company's products. The regional vice presidents' and regional directors' marketing support activities include informational mailings, seminars, and case consultations, all of which are designed to educate agents about annuities in general and the Company in particular. Regional vice presidents and regional directors are paid a base salary plus incentive compensation based on the business produced by agents within their territory. There are currently four regional vice presidents and regional directors covering the southeastern, western, southwestern and midwestern regions of the United States.

     The Company's IMOs consist of approximately 70 contracted organizations, two wholly-owned organizations and one partially-owned organization. The IMOs are responsible for recruiting, servicing and educating agents in an effort to promote the Company's products. The IMOs receive an override commission based on the business produced by their agents.

     The Company currently has approximately 8,300 independent agents licensed to sell its products. The Company also maintains contact with approximately 56,000 agents that are not currently licensed, but have either sold the Company's annuities in the past or have expressed an interest in doing so. These agents continue to receive periodic mailings related to interest rate and commission changes, and new product introductions, and are reappointed as required in order to represent the Company in selling its products. However, in order to save costs associated with reappointing agents, the Company does not automatically relicense an agent that has not written business for twelve months.

     No single agent accounted for more than 0.9% of the Company's annuity sales in 1999. The Company does not have exclusive agency agreements with its agents and management believes most of these agents sell products similar to those sold by the Company for other insurance companies.

     The Company also sells annuities through the bank channel discussed previously in the Life Insurance Segment section. The customers targeted and the products sold are similar to those sold by the independent agent networks. Subsequent to year end, the Company purchased an 80% ownership interest in an independent marketing organization that is associated with over 700 community banks in the southeast region of the United States. Fixed annuity products are the primary product focus of this organization.

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

     Under the terms of the joint venture agreement, AmerUs Life and Ameritas write their new single and flexible premium deferred fixed annuities and variable annuities and variable life insurance through the Ameritas Joint Venture. AmerUs Life has retained the right to continue to issue replacement business to its fixed annuity customers in existence prior to the effective date of the joint venture agreement. AmerUs Life also offers equity-index annuity products directly.

     The variable life insurance products and the fixed and variable annuities offered by the Ameritas Joint Venture are distributed through the Company's Preferred Producer general agency, PPGA, and Bank distribution systems, as well as through the distribution systems of Ameritas and AVLIC.

     Under the terms of the joint venture agreement, AmerUs Life has an option to purchase an additional 5% to 15% of AMAL if certain premium growth targets are met. AmerUs Life and Ameritas each have guaranteed the policyholder obligations of AVLIC. The guarantee of each party is joint and several, and will remain in effect until certain conditions are met.

     As of December 31, 1999, AMAL had total consolidated assets of $2,756.0 million and total consolidated shareholder's equity of $86.8 million on a GAAP basis. AVLIC had $5.4 billion of insurance in force and $41.6 million in surplus as of December 31, 1999, on a statutory basis.

COMPETITION

     The Company operates in a highly competitive industry. Numerous life insurance companies and other entities, including banks and other financial institutions, compete with the Company, many of which have greater financial and other resources as compared to the Company. The Company believes that the principal competitive factors in the sale of insurance products are product features, price, commission structure, perceived stability of the insurer, financial strength ratings, value-added service and name recognition. Many other companies are capable of competing for sales in the Company's target markets (including companies that do not presently compete in such markets). The Company's ability to compete for sales is dependent upon its ability to address the competitive factors described above.

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

     As of December 31, 1999, AmerUs Life's financial strength rating was: rated "A" (Excellent) by A.M. Best Company; rated "Baa1" (Adequate) by Moody's Investors Service; and rated "A" (Strong) by Standard & Poor's.

     Delta Life's financial strength rating was: rated "A" (Excellent) by A.M. Best Company; rated "Baa1" (Adequate) by Moody's Investors Service; and rated "BBB" (Good) by Standard & Poor's.

     American's financial strength rating was: rated "A-" (Excellent) by A.M. Best Company; rated "Baa1" (Adequate) by Moody's Investors Service; and rated "A" (Strong) by Standard & Poor's.

     FBL's financial strength rating was "B+" (Very Good) at A.M. Best Company and "BBB" (Good) by Standard & Poor's.

INSURANCE UNDERWRITING

     The Company follows detailed, uniform underwriting practices and procedures in its insurance business which are designed to assess risks before issuing coverage to qualified applicants. The Company has professional underwriters who evaluate policy applications on the basis of information provided by applicants and others.

REINSURANCE

     In accordance with industry practices, the Company reinsures portions of its life insurance and disability income exposure with unaffiliated insurance companies under traditional indemnity reinsurance arrangements. Such reinsurance arrangements are in accordance with standard reinsurance practices within the industry. The Company enters into these arrangements to assist in diversifying their risks and to limit the maximum loss on risks that exceed policy retention limits. The Company's maximum retention limit for life insurance policies was $1,000,000 per life insured. Effective January 1, 2000, the Company entered into additional reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. Indemnity reinsurance does not fully discharge the Company's obligation to pay claims on business it reinsures. The Company, as the ceding company, remains responsible for policy claims to the extent the reinsurer fails to pay such claims. The Company annually monitors the creditworthiness of its primary reinsurers, and has experienced no material reinsurance recoverability problems in recent years.

     As of December 31, 1999, the Company had reinsurance arrangements in place for life insurance having a face amount of approximately $5.6 billion with 19 unaffiliated reinsurers. All but one of the companies with which the Company had life reinsurance arrangements as of such date were rated "A" or better by A.M. Best. As of December 31, 1999, the Company's top five reinsurers (by face amount reinsured) constituted approximately 87% of the total face amount reinsured by the Company as of such date. Of these top five reinsurers, three are rated "A+" and the other two "A" by A.M. Best.

     The Company reinsures 25% of its equity-index annuity reserves with an unaffiliated reinsurer which is rated "A+" by A.M. Best. The Company also reinsures approximately 1% of its deferred annuities with an unaffiliated company which is rated "A" by A.M. Best.

EMPLOYEES

     As of December 31, 1999, the Company had 694 full-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its relations with employees are satisfactory.

SUBSIDIARIES

     The Company was formed in August, 1996 in connection with the creation of the first mutual insurance holding company in the United States. The Company has primarily four wholly-owned subsidiaries: AmerUs Life, an Iowa life insurance company; Delta, an Iowa corporation; AmVestors, a Kansas corporation and AmerUs Capital Management Group, Inc. (ACM), an Iowa corporation. AmerUs Life has two wholly-owned subsidiaries: CLA Assurance Company, an Iowa life insurance company; and American Vanguard Life Insurance Company, an Iowa life insurance company. In addition, AmerUs Life currently owns a 34% interest in AMAL Corporation, through whose wholly-owned subsidiaries the Ameritas Joint Venture operates. Delta primarily has one wholly-owned subsidiary, Delta Life, an Iowa life insurance company. AmVestors primarily has two wholly-owned subsidiaries:
American, a Kansas life insurance company; and FBL, a Kansas life insurance company. ACM has one wholly-owned subsidiary, ACM Properties, Inc.

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

     Risk-based capital ("RBC") standards for life insurance companies were adopted by the National Association of Insurance Commissioners ("NAIC") in 1992 and require insurance companies to calculate and report for statutory basis financial statements information under a risk-based capital formula. The formula is embodied in the NAIC Model Act, which has been adopted by many states, including Iowa and Kansas. RBC requirements are intended to allow insurance regulators to identify at an early stage inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in such companies' operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As of December 31, 1999, AmerUs Life's, Delta Life's, American's and FBL's RBC levels were 508%, 541%, 441% and 473%, respectively, of each of their respective authorized control level RBC thresholds.

ITEM 2.  PROPERTIES

     The Company leases approximately 69,000 square feet at 699 Walnut Street, Des Moines, Iowa from an unaffiliated party. The Company's executive offices and corporate operations, including legal, tax, finance, human resources, investments, communications and technology, are at this location.

     The Company also leases approximately 103,000 square feet at 611 Fifth Avenue, Des Moines, Iowa from an unaffiliated party. The life insurance segment and the annuity segment occupy approximately 70,000 square feet and 10,000 square feet, respectively, of this space. The remaining space is primarily utilized for technology and cafeteria facilities.

     The Company owns a 105,000 square foot office building in Topeka, Kansas. The annuity segment occupies approximately 60,000 square feet of this facility and the remaining space is leased to third parties.

     The Company also leases approximately 48,000 square feet from unaffiliated parties for special technology projects, such as administration system conversions, and for records and supply storage.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has been publicly traded since 1997. On February 20, 1998, the AmerUs Class A Common Stock was listed and trading began on the New York Stock Exchange (NYSE) under the symbol "AMH." Prior to such listing, the Company's Class A Common Stock was listed and traded on the Nasdaq National Market System (the Nasdaq) under the symbol "AMRS." The following table sets forth, for the periods indicated, the high and low sales prices per share of AmerUs Class A Common Stock as quoted on Nasdaq or the NYSE, as applicable, and the quarterly dividends per share declared during such quarter.

                                                                         AMERUS
                                                                CLASS A COMMON STOCK (A)
                                                              ----------------------------
                                                              HIGH      LOW      DIVIDENDS
                                                              ----      ---      ---------
1998
First Quarter...............................................   36 1/4    30 7/8     .10
Second Quarter..............................................   34 7/16   30 5/8     .10
Third Quarter...............................................   33 1/16   21 15/16    .10
Fourth Quarter..............................................   24 1/8    14 3/4     .10
1999
First Quarter...............................................   24 11/16  16 13/16    .10
Second Quarter..............................................   28        21 5/16    .10
Third Quarter...............................................   28 3/4    21 3/16    .10
Fourth Quarter..............................................   25 3/4    20 1/2     .10

HOLDERS

     As of February 29, 2000, the number of holders of record of each class of common equity of the Company was as follows:

                                                              NUMBER OF
                                                               HOLDERS
                                                              ---------
Class A Common stock........................................    2,381
Class B Common stock........................................        1

DIVIDENDS

     The Company's Board of Directors has declared and paid a quarterly dividend of $0.10 per share of Common Stock, beginning in the second quarter of 1997. The Board of Directors has approved moving from a quarterly dividend to an annual dividend beginning in 2000. The declaration and payment of dividends in the future is subject to the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by the Company's life insurance subsidiaries and other factors deemed relevant by the Company's Board of Directors.

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

     Based on statutory insurance regulations and 1998 results, the Company's subsidiaries could have paid an estimated $60.7 million in dividends in 1999 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $48 million in dividends in 1999. Based on 1999 results, the

Company's subsidiaries can pay an estimated $61.1 million in dividends in 2000 without obtaining regulatory approval.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain financial and operating data of the Company. The selected consolidated financial data below for each of the five years ending December 31, 1999 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by KPMG LLP, independent auditors.

                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                          1999        1998      1997 (A)    1996 (B)      1995
                                        ---------   ---------   ---------   ---------   ---------
                                            (DOLLARS IN MILLIONS, EXCEPT FOR PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Revenues:
  Insurance premiums.................   $    89.5   $    81.2   $    48.1   $   138.5   $   244.1
  Product charges....................        74.7        73.0        47.3        52.2        57.3
  Net investment income..............       540.1       503.4       224.5       228.6       285.2
  Realized gains (losses) on
     investments.....................         3.2        (0.1)       13.8        66.0        51.4
  Other income.......................         1.4         1.7          --          --          --
  Contributions form the Closed Block
     (B).............................        25.2        31.4        31.0        19.9          --
                                        ---------   ---------   ---------   ---------   ---------
Total revenues.......................       734.1       690.6       364.7       505.2       638.0
                                        ---------   ---------   ---------   ---------   ---------
Benefits and expenses:
  Policyowner benefits...............       442.4       430.8       196.0       264.7       374.6
  Total expenses.....................       161.7       141.5        73.7        95.1       101.1
  Dividends to policyowners..........         4.5         2.6         1.6        26.3        49.4
                                        ---------   ---------   ---------   ---------   ---------
Total benefits and expenses..........       608.6       574.9       271.3       386.1       525.1
                                        ---------   ---------   ---------   ---------   ---------
Income from operations...............       125.5       115.7        93.4       119.1       112.9
Interest expense.....................        28.3        27.1        15.0         2.1         2.4
                                        ---------   ---------   ---------   ---------   ---------
Income before income tax expense and
  equity in earnings of
  unconsolidated subsidiary..........        97.2        88.6        78.4       117.0       110.5
Income tax expense...................        32.1        28.4        22.0        43.8        41.2
                                        ---------   ---------   ---------   ---------   ---------
Income before equity in earnings of
  unconsolidated subsidiary..........        65.1        60.2        56.4        73.2        69.3
Equity in earnings of unconsolidated
  subsidiary.........................         1.6         2.6         1.7         1.0          --
                                        ---------   ---------   ---------   ---------   ---------
Net Income...........................   $    66.7   $    62.8   $    58.1   $    74.2   $    69.3
                                        =========   =========   =========   =========   =========

                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                          1999        1998      1997 (A)    1996 (B)      1995
                                        ---------   ---------   ---------   ---------   ---------
                                            (DOLLARS IN MILLIONS, EXCEPT FOR PER SHARE DATA)
Earnings per common share:
  Basic (C)..........................   $    2.20   $    1.88   $    2.47   $    3.20   $    2.99
  Diluted (D)........................   $    2.20   $    1.86   $    2.46   $    3.20   $    2.99
Dividends declared per common
  share..............................   $    0.40   $    0.40   $    0.30   $      --   $      --
CONSOLIDATED BALANCE SHEET DATA:
  Total invested assets..............   $ 7,691.2   $ 7,684.8   $ 7,695.5   $ 2,880.8   $ 3,965.0
  Total assets.......................   $10,719.4   $10,424.5   $10,254.0   $ 4,384.2   $ 4,371.9
  Total liabilities..................   $ 9,771.6   $ 9,357.6   $ 9,240.0   $ 3,926.7   $ 3,832.0
  Company-obligated mandatorily
     redeemable preferred
     securities......................   $   214.8   $   216.7   $    86.0   $      --   $      --
  Total stockholders' equity (E).....   $   733.0   $   850.2   $   928.0   $   457.5   $   539.9
OTHER OPERATING DATA (UNAUDITED):
Adjusted net operating income (F)....   $    74.3   $    68.9   $    49.1   $    37.6   $    38.5
Adjusted net operating income per
  common share:
  Basic (G)..........................   $    2.46   $    2.06   $    2.08   $    1.62   $    1.66
  Diluted (H)........................   $    2.45   $    2.04   $    2.08   $    1.62   $    1.66

---------------
(A) Consolidated Income Statement Data for 1997 includes the results for Delta, subsequent to the acquisition date of October 23, 1997 and the results for AmVestors, subsequent to the acquisition date of December 19, 1997, and Consolidated Balance Sheet Data includes year-end data for Delta and AmVestors.

(B) The Company formed the Closed Block on June 30, 1996. Invested assets allocated to the Closed Block are classified as Closed Block assets. Revenues and expenses associated with the Closed Block are shown net as a single line item. Accordingly, the individual income statement components for 1999, 1998 and 1997 are not fully comparable with those of 1996 and 1995 due to the establishment of the Closed Block on June 30, 1996.

(C) Retroactively reflects the pro forma effect of the issuance of 23.16 million shares of common stock at the beginning of 1995. The 1999, 1998, 1997 and 1996 calculations reflect 30.23 million, 33.46 million, 23.54 million and
    23.16 million of weighted average common shares outstanding, respectively.

(D) Retroactively reflects the pro forma effect of the issuance of 23.16 million shares of common stock at the beginning of 1995. The 1999, 1998, 1997 and 1996 calculations reflect 30.31 million, 33.70 million, 23.57 million and
    23.16 million of weighted average diluted common shares outstanding, respectively.

(E) Amounts reported prior to June 30, 1996 reflect policyowners' equity.

(F) Adjusted net operating income reflects net income adjusted to eliminate certain items (net of applicable income taxes) which management believes are not necessarily indicative of overall operating trends, including net realized gains or losses on investments. Different items are likely to occur in each period presented and others may have different opinions as to which items may warrant adjustment. The adjusted net operating income shown does not constitute net income computed in accordance with GAAP.

(G) Basic adjusted net operating income per common share is calculated using the number of shares reflected in (C) above.

(H) Diluted adjusted net operating income per common share is calculated using the number of shares reflected in (D) above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Selected Consolidated Financial and Operating Data and Consolidated Financial Statements and related notes.

OVERVIEW

     The Company is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 49 states, the District of Columbia and the U.S. Virgin Islands. The Company has two reportable operating segments: Life Insurance and Annuities. The Life Insurance segment's primary product offerings consist of whole life, universal life and term life insurance policies. The primary product offerings of the Annuity segment are fixed annuities.

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

     The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are deferred. The method of amortizing deferred policy acquisition costs for life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company's statutory surplus. Non-participating life insurance deferred policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. Deferred acquisition costs for participating policies are amortized as an expense primarily in proportion to expected profits or margins from such policies. This amortization is adjusted when current or estimated future gross profits or margins on the underlying policies vary from previous estimates. For example, the amortization of deferred policy acquisition costs is accelerated when policy terminations are higher than originally estimated or when investments supporting the policies are sold at a gain prior to their anticipated maturity. Death and other policyowner benefits reflect exposure to mortality risk and fluctuate from period to period based on the level of claims incurred within insurance retention limits. The profitability of the Company is primarily affected by expense levels, interest spread results (i.e., the excess of investment earnings over the interest credited to policyowners) and fluctuations in mortality, persistency and other policyowner benefits. The Company has the ability to mitigate adverse experience through adjustments to credited interest rates, policyowner dividends or cost of insurance charges.

ADJUSTED NET OPERATING INCOME

     The following table reflects net income adjusted to eliminate certain items (net of applicable income taxes) which management believes do not necessarily indicate overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on convertible debt which are considered core earnings, are eliminated. Net realized capital gains or losses on investments may be realized at the sole discretion of management and are often realized in accordance with tax planning strategies. Therefore, net realized capital gains or losses do not reflect the Company's ongoing earnings capacity. Different items are likely to occur in each period presented and others may have different opinions as to which items may warrant adjustment. Adjusted net operating income is the basis used by the Company in assessing overall performance. Adjusted net operating income as described here may not be comparable to similarly titled measures reported by other companies. The adjusted operating income shown below does not constitute net income computed in accordance with GAAP.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1999      1998      1997      1996      1995
                                               -------   -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income..................................   $66,654   $62,829   $58,059   $74,173   $69,348
Net non-core realized (gains) losses
  calculated as follows:
  Total net realized (gains) losses on
     investments (A)........................    (2,108)       72    (9,431)  (43,221)  (33,349)
  Add back net core realized gains (losses)
     (B)....................................     6,608     6,110        --        --        --
                                               -------   -------   -------   -------   -------
     Net non-core realized (gains) losses...     4,500     6,182    (9,431)  (43,221)  (33,349)
Net amortization of deferred policy
  acquisition costs due to non-core realized
  gains or losses (C).......................     1,387      (129)      423       669     1,105
Reorganization costs (D)....................     1,762        --        --     1,522     1,426
Equity add-on tax (E).......................        --        --        --     4,480        --
                                               -------   -------   -------   -------   -------
Adjusted Net Operating Income...............   $74,303   $68,882   $49,051   $37,623   $38,530
                                               =======   =======   =======   =======   =======
Adjusted Net Operating Income per common
  share:
  Basic (F).................................   $  2.46   $  2.06   $  2.08   $  1.62   $  1.66
  Diluted (G)...............................   $  2.45   $  2.04   $  2.08   $  1.62   $  1.66

---------------
(A) Represents total realized gains or losses (core and non-core) on investments adjusted for income taxes on such amounts. Realized gains or losses may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Represents gains on the convertible preferred stock and bond portfolio, net of income taxes. Such amounts are included in the total realized gains or losses adjustment in footnote (A). As these gains or losses are reflective of the Company's operating activities, they are added back to net income.

(C) Represents amortization of deferred policy acquisition costs due to non-core realized gains or losses being included in product margins adjusted for income taxes on such amounts.

(D) Represents costs in 1999 directly related to the Company's proposed merger with its controlling shareholder, AMHC, following the proposed demutualization of AMHC. These costs consist primarily of legal and consulting expenses. See further discussion of the proposed reorganization plans in Item 1. The 1996 and 1995 costs were directly related to the conversion of AmerUs Life into a stock company and consisted primarily of printing, postage, legal and consulting costs. These costs each year were not of a continuing nature and were not expected to have any effect on future operations.

(E) Represents the mutual life insurance company equity add-on tax, which is applicable only to mutual life insurance companies and which is not applicable to the Company after June 30, 1996, due to AmerUs Life's conversion into a stock company.

(F) Basic adjusted operating income per common share for 1999, 1998 and 1997 is calculated using 30.23 million, 33.46 million and 23.54 million shares, respectively. Basic adjusted operating income per common share for 1996 and 1995 is calculated using 23.16 million shares.

(G) Diluted adjusted operating income per common share for 1999, 1998 and 1997 is calculated using 30.31 million, 33.70 million and 23.57 million shares, respectively. Diluted adjusted operating income per common share for 1996 and 1995 is calculated using 23.16 million shares.

ACQUISITIONS

     The Company acquired all of the outstanding stock of Delta on October 23, 1997, for approximately $165 million in cash. The transaction was accounted for as a purchase and accordingly, the Company's results of operations include Delta from the date of purchase. The Company acquired all of the outstanding stock of AmVestors on December 19, 1997, in a stock exchange valued at approximately $350 million. This transaction was also accounted for as a purchase and the Company's results of operations include AmVestors from the date of purchase. (See Note 15 of the Consolidated Financial Statements for the discussion of the Company's acquisitions.)

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

OPERATING SEGMENTS

     The Company has two reportable operating segments: Life Insurance and Annuities. Products generally distinguish a segment. The Company uses the same accounting policies and procedures to measure operating segment income as it uses to measure its consolidated income from operations with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are explained further in the Adjusted Net Operating Income section of Management's Discussion and Analysis of Results of Operations and Financial Condition. Revenues and benefits and expenses are primarily attributed directly to each operating segment. Net investment income and core realized gains (losses) on investments are allocated based on the directly-related asset portfolios. Other revenues and expenses which are deemed not to be associated with any specific reportable segment are grouped together in the All Other category. These items primarily consist of discontinued product lines such as group and health and holding company revenues and expenses. The Company assesses the performance of its operating segments before interest expense, income taxes, and equity in earnings of its unconsolidated subsidiary, AMAL.

RESULTS OF OPERATIONS

     A summary of the Company's revenue follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Insurance premiums
  Life insurance -- traditional..........................    $ 64,263    $ 51,261    $ 30,733
  Annuities -- Immediate annuity & supplementary contract
     premiums............................................      25,122      29,610      17,238
  All other..............................................         136         326         156
                                                             --------    --------    --------
  Total insurance premiums...............................      89,521      81,197      48,127
Product charges
  Life insurance -- universal life.......................      46,841      46,224      45,637
  Annuities..............................................      27,835      26,757       1,669
                                                             --------    --------    --------
  Total product charges..................................      74,676      72,981      47,306
Net investment income
  Life insurance.........................................      93,350      70,952      73,407
  Annuities..............................................     442,851     432,299     147,924
  All other..............................................       3,871         121       3,100
                                                             --------    --------    --------
  Total net investment income............................     540,072     503,372     224,431
Realized gains (losses) on investments
  Life insurance -- core.................................          --          --          --
  Annuities -- core......................................      10,166       9,400          --
  All other -- non-core..................................      (6,922)     (9,512)     13,791
                                                             --------    --------    --------
  Total realized gains (losses) on investments...........       3,244        (112)     13,791
Other income.............................................       1,467       1,700          --
Contribution from the Closed Block.......................      25,166      31,478      31,044
                                                             --------    --------    --------
  Total revenues.........................................    $734,146    $690,616    $364,699
                                                             ========    ========    ========

     Traditional life insurance premiums increased by $13.0 million to $64.3 million in 1999 compared to $51.3 million in 1998 and $30.7 million in 1997. The increase in traditional life insurance premiums was primarily the result of the growth of the business since the formation of the Closed Block in June, 1996 and continued favorable persistency.

     Immediate annuity and supplementary contract premiums were $25.1 million in 1999 compared to $29.6 million in 1998 and $17.2 million in 1997. The decrease in premiums in 1999 was primarily due to decreased immediate annuity sales while the increase in annuity and supplementary contract premiums in 1998 was primarily due to the acquisitions of Delta and AmVestors. Without these acquisitions, immediate annuity and supplementary contract premiums increased by $2.5 million in 1998 due to increased immediate annuity sales.

     Universal life product charges increased by $0.6 million in 1999 to $46.8 million compared to $46.2 million in 1998 and $45.6 million in 1997. The increase in product charges each year was primarily due to increased cost of insurance charges as a result of the normal aging of the block of business, partially offset by higher reinsurance costs.

     Annuity product charges increased by $1.0 million in 1999 to $27.8 million compared to $26.8 million in 1998 and $1.7 million in 1997. Increased surrender charges and expense loads on deferred annuities primarily contributed to the increase in 1999 while the increase in 1998 was primarily due to the acquisitions of Delta and AmVestors. Annuity product charges for 1998 and 1997 included $23.5 million and $0.7 million, respectively, from Delta and AmVestors.

     Total net investment income was $540.1 million in 1999 compared to $503.4 million in 1998 and $224.4 in 1997. The increase in 1999 net investment income was primarily attributable to higher average invested assets (excluding market value adjustments) and a higher effective yield compared to 1998. Average invested assets (excluding market value adjustments) increased approximately $343.7 million in 1999 compared to 1998 primarily due to the Company's increased investment funds from two structured asset-backed commercial paper vehicles. See further discussion of these vehicles in the Liquidity and Capital Resources section. The increase in 1998 net investment income was primarily due to the acquisitions of Delta and AmVestors. Net investment income in 1998 and 1997 included $322.0 million and $30.2 million, respectively, from Delta and AmVestors. The effective yield of the entire portfolio in 1999 was 7.15% compared to 6.98% in 1998 and 7.49% in 1997. Yields in 1998 were impacted by a decline in value on hedge funds and long-term private partnership investments resulting in lower net investment income in both the life insurance and annuity segments in that year. The effective yield of the annuity portion of the portfolio decreased 10 basis points to 6.68% in 1999 compared to 6.78% in 1998 and 7.24% in 1997. The decrease in the 1999 effective yield primarily resulted from lower reinvestment rates throughout 1998 and the majority of 1999 compared to the portfolio rate at the beginning of the prior year period.

     Realized gains on investments were $3.2 million in 1999 compared to realized losses of $0.1 million and realized gains of $13.8 million in 1998 and 1997, respectively. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

     All other income primarily consists of structured finance fees from affordable housing programs.

     The Contribution from the Closed Block was $25.2 million in 1999 compared to $31.5 million in 1998 and $31.0 million in 1997. The following table sets forth the operating results of the Closed Block for the years ended December 31, 1999, 1998 and 1997:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Revenues
  Insurance premiums.....................................    $189,444    $198,178    $206,145
  Universal life and annuity product charges.............      12,463      13,695      13,599
  Net investment income..................................     108,117     115,762     113,759
  Realized gains (losses) on investments.................        (380)     10,324         718
                                                             --------    --------    --------
     Total revenues......................................     309,644     337,959     334,221
Benefits and expenses
  Policyowner benefits...................................     193,482     200,783     206,638
  Underwriting, acquisition and insurance expenses.......       4,408       5,042       5,477
  Amortization of deferred policy acquisition costs......      20,337      26,286      31,471
  Dividends to policyowners..............................      66,251      74,370      59,591
                                                             --------    --------    --------
     Total benefits and expenses.........................     284,478     306,481     303,177
                                                             --------    --------    --------
Contribution from the Closed Block.......................    $ 25,166    $ 31,478    $ 31,044
                                                             ========    ========    ========

     Closed Block insurance premiums decreased by $8.8 million in 1999 to $189.4 million compared to $198.2 million in 1998 and $206.1 million in 1997. The decrease in insurance premiums each year is consistent with the reduction of the Closed Block's life insurance in force that is expected to continue over the life of the Block. Similarly, the 1999 decrease in product charges or universal life policies included in the Closed Block is primarily the result of the reduction of such business in force.

     Net investment income for the Closed Block decreased by $7.7 million in 1999 to $108.1 million compared to $115.8 million in 1998 and $113.8 million in 1997. The decrease in 1999 was primarily attributable to lower effective yields, partially offset by higher average invested assets (excluding market value adjustments) while the increase in 1998 was primarily attributable to the growth in average invested assets (excluding market value adjustments) resulting from the reinvestment of investment earnings.

     Realized losses on investments of the Closed Block were $0.4 million in 1999 compared to realized gains of $10.3 million in 1998 and $0.7 million in 1997. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

     Closed Block policyowner benefits decreased by $7.3 million in 1999 to $193.5 million compared to $200.8 million in 1998 and $206.6 million in 1997. The decrease in policyowner benefits each year is primarily due to lower death benefits and to the reduction of life reserves which is consistent with the reduction of the Closed Block's life insurance in force that is expected over the life of the Block.

     The amortization of deferred policy acquisition costs for the Closed Block decreased by $6.0 million in 1999 to $20.3 million compared to $26.3 million in 1998 and $31.5 million in 1997. The decrease in the amortization of deferred policy acquisition costs each year is consistent with the projected reduction in the gross margins of the Closed Block as the life insurance in force declines.

     Closed Block dividends to policyowners decreased by $8.1 million to $66.3 million in 1999 compared to $74.4 million in 1998 and $59.6 million in 1997. The decrease in 1999 was primarily due to the decrease in deferred dividends resulting from lower realized gains while the increase in 1998 primarily resulted from increased deferred dividends associated with the higher realized gains that year.

     A summary of the Company's policyowner benefits follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Life Insurance
  Traditional:
     Death benefits......................................    $  9,398    $  4,475    $  1,401
     Change in liability for future policy benefits and
       other policy benefits.............................      41,306      31,773      19,968
                                                             --------    --------    --------
       Total traditional.................................      50,704      36,248      21,369
  Universal:
     Death benefits in excess of cash value..............      21,978      17,928      20,254
     Interest credited on policyowner account balances...      30,365      34,317      32,750
     Other...............................................       1,107       2,949       3,452
                                                             --------    --------    --------
       Total universal...................................      53,450      55,194      56,456
                                                             --------    --------    --------
     Total life insurance benefits.......................     104,154      91,442      77,825
Annuities
  Interest credited to deferred annuity account
     balances............................................     281,063     282,465      81,834
  Other annuity benefits.................................      56,920      56,828      35,739
                                                             --------    --------    --------
     Total annuity benefits..............................     337,983     339,293     117,573
All other benefits.......................................         291          21         578
                                                             --------    --------    --------
Total policyowner benefits...............................    $442,428    $430,756    $195,976
                                                             ========    ========    ========

     Total life insurance benefits increased by $12.8 million in 1999 to $104.2 million compared to $91.4 million in 1998 and $77.8 million in 1997. An increase in life insurance benefits is expected as the traditional block of business continues to grow and as the universal block of business ages. However, in the last half of 1999 the Company experienced higher than expected death benefits. The Company does not believe that this is an indication of a change in long-term mortality trends but more of a fluctuation which is not unusual from time to time. Partially offsetting the increases in death benefits and higher policy reserves in 1999 was a reduction in interest credited. Interest credited on universal policyowner account balances decreased $3.9 million in 1999 to $30.4 million compared to $34.3 million in 1998 primarily due to a reduction in crediting rates. The weighted average interest crediting rate on policyowner account balances for 1999 was 5.67% compared to 6.08% for 1998. Interest credited on universal policyowner account balances in 1998 was $1.5 higher than 1997. The increase was primarily due to higher account values, partially offset by lower interest crediting rates. The weighted average interest crediting rate decreased 15 basis points to 6.08% for 1998 compared to 6.23% for 1997.

     Annuity benefits were $338.0 million in 1999 compared to $339.3 million in 1998 and $117.6 million in 1997. The decrease in 1999 was primarily attributable to a lower weighted average crediting rate on annuity balances in 1999 compared to 1998, partially offset by higher average liabilities. The weighted average crediting rate on deferred annuity account balances was decreased 24 basis points to 4.95% for 1999 compared to 5.19% for 1998 and 5.25% for 1997. Crediting rates were decreased in response to the decrease in effective yields on the annuity investment portfolio resulting in GAAP spreads widening 14 basis points in 1999 as compared to 1998. Other annuity benefits increased in 1999 as compared to 1998. Other annuity benefits in 1999 included approximately $13.1 million of interest expense on two insurance contracts issued to two commercial paper conduits during the year. See further discussion of these conduits in the Liquidity and Capital Resources section. Partially offsetting this increased expense was a decrease in immediate annuity reserves and benefit payments on immediate annuities, which corresponds with the reduction in immediate annuity sales. The increase in annuity benefits in 1998 was primarily due to the acquisitions of Delta and AmVestors.

     A summary of the Company's expenses follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
                                                                     ($ IN THOUSANDS)
Life Insurance
  Underwriting, acquisition and other expenses............    $ 53,376    $ 43,376    $38,496
  Amortization of deferred policy acquisition costs and
     value of business acquired (VOBA), net of non-core
     adjustment of $282, $1,038 and $892 for the years
     ended December 31, 1999, 1998 and 1997,
     respectively.........................................      17,268      21,360     16,423
                                                              --------    --------    -------
     Total life insurance.................................      70,644      64,736     54,919
Annuities
  Underwriting, acquisition and other expenses............      30,900      35,592      7,365
  Amortization of deferred policy acquisition costs and
     value of business acquired (VOBA), net of non-core
     adjustment of $1,852, ($1,237) and ($242) for the
     years ended December 31, 1999, 1998 and 1997,
     respectively.........................................      48,378      39,053      6,703
                                                              --------    --------    -------
     Total annuities......................................      79,278      74,645     14,068
Amortization of deferred policy acquisition costs due to
  non-core realized gains or losses.......................       2,134        (199)       650
All other expenses........................................       7,843       2,448      4,138
Reorganization costs......................................       1,762          --         --
                                                              --------    --------    -------
Total expenses............................................    $161,661    $141,630    $73,775
                                                              ========    ========    =======

     Total life insurance expenses were $70.6 million in 1999 compared to $64.7 million in 1998 and $54.9 million in 1997. Underwriting, acquisition and insurance expenses increased each year, primarily due to costs related to the Year 2000 Compliance Project and costs associated with the Company's enhancement of its administration and distribution systems. Amortization of deferred policy acquisition costs and value of business acquired (VOBA) decreased $4.1 million in 1999 and increased $5.0 million in 1998. Deferred policy acquisition costs are generally amortized in proportion to gross margins. In 1999, modifications were made to the dividend scale of traditional products to coincide with the decline in investment yields, resulting in increased estimated future gross margins. These modifications primarily contributed to the decreased amortization in 1999. Lower death benefits in 1998 on those policies for which deferred costs are amortized contributed to higher gross margins in 1998, resulting in the increased amortization that year.

     Total annuity expenses increased by $4.7 million in 1999 to $79.3 million compared to $74.6 million in 1998 and $14.1 million in 1997. Underwriting, acquisition and insurance expenses decreased $4.7 million in 1999 primarily due to cost savings realized from the consolidation of acquired subsidiary operations. Amortization of deferred policy acquisition costs and VOBA increased $9.3 million in 1999. Gross margins increased due to higher interest spreads and the reduced expenses, resulting in the increased amortization. The increase in annuity expenses in 1998 was primarily attributable to the acquisitions of Delta and AmVestors.

     All other expenses increased by $5.4 million in 1999 and decreased by $1.7 million in 1998. Expenses in 1998 were reduced by certain one-time benefits and 1999 expenses included the amortization of the debt issuance costs on the capital securities and senior notes issued in mid-1998 and additional holding company expenses primarily related to air transportation, conferences, incentive compensation and corporate development programs. The 1997 other expenses included a $1.3 million write-off of expenses related to a former bank credit facility which was replaced by a new agreement in 1997.

     The 1999 reorganization costs consist of legal and consulting expenses associated with the Company's proposed merger with its controlling shareholder, AMHC, following the proposed demutualization of AMHC. See further discussion of these proposed reorganization plans in Item 1. As these costs are not of a continuing nature, they have been excluded from the operating segment amounts.

     A summary of the Company's adjusted pre-tax operating income by operating segment follows:

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
                                                                   ($ IN THOUSANDS)
Life Insurance
  Open Block:
     Revenues.........................................    $ 204,454    $ 168,437    $ 149,777
     Benefits and Expenses............................     (174,798)    (156,178)    (132,744)
     Dividends to policyowners........................       (4,526)      (2,558)      (1,587)
  Closed Block contribution...........................       25,166       31,478       31,044
                                                          ---------    ---------    ---------
  Adjusted pre-tax operating income...................       50,296       41,179       46,490
Annuities
  Revenues............................................      505,974      498,066      166,831
  Benefits and Expenses...............................     (417,261)    (413,938)    (131,641)
                                                          ---------    ---------    ---------
  Adjusted pre-tax operating income...................       88,713       84,128       35,190
All other adjusted pre-tax operating (loss)...........       (2,660)        (322)      (1,460)
                                                          ---------    ---------    ---------
Total adjusted pre-tax operating income...............    $ 136,349    $ 124,985    $  80,220
                                                          =========    =========    =========

     Adjusted pre-tax operating income from Life Insurance operations increased by $9.1 million in 1999 to $50.3 million compared to $41.2 million in 1998 and $46.5 million in 1997. The increase in 1999 compared to 1998 was primarily due to increased investment income and decreased deferred policy acquisition cost amortization which was partially offset by a decreased contribution from the Closed Block and increased costs related to the Year 2000 Compliance Project and enhancement of the Company's administration and distribution systems. The decrease in 1998 was primarily due to lower net investment income and increased costs related to the Year 2000 Compliance Project and costs associated with the Company's development of alternative distribution systems.

     Adjusted pre-tax operating income from Annuity operations increased by $4.6 million in 1999 to $88.7 million compared to $84.1 million in 1998 and $35.2 million in 1997. The increase in 1999 was primarily due to increased spreads while the increase in 1998 was primarily due to the acquisitions of Delta and AmVestors.

     All other adjusted pre-tax operating losses increased $2.4 million in 1999 and decreased $1.2 million in 1998. The changes from year to year primarily related to the changes in expenses discussed previously.

     Interest expense increased by $1.2 million in 1999 to $28.3 million compared to $27.1 million in 1998 and $15.0 million in 1997. The increased interest expense in 1999 was primarily due to higher interest rates on the senior notes and adjusted conversion-rate equity security units outstanding during 1999 as compared to the revolving credit agreement borrowings outstanding during 1998. The increased interest expense in 1998 was primarily due to increased debt levels from the 1997 fourth quarter acquisitions of Delta and AmVestors.

     Income tax expense increased by $3.7 million in 1999 to $32.1 million compared to $28.4 million in 1998 and $22.0 million in 1997. The effective tax rate in 1999 was 32.5% compared to 31.2% in 1998 and 27.5% in 1997. The increase in the effective rate in 1999 was primarily due to a $0.3 million decrease in tax credits generated by affordable housing and historic rehabilitation investments and the capitalization of $1.8 million of demutualization costs for income tax purposes. The increase in the effective tax rate in 1998 was primarily due to a $2.4 million increase in goodwill amortization and a $0.8 million decrease in tax credits generated by affordable housing and historic rehabilitation investments. Tax credits generated from these investments totaled $5.2 million in 1999 compared to $5.5 million in 1998 and $6.3 million in 1997.

     The equity in earnings of unconsolidated subsidiary represents 34% of the net income of AMAL Corporation, net of goodwill amortization. AMAL Corporation is the joint venture partner through which the Company markets variable life and variable annuity products and selected fixed annuity products.

     Net income increased by $3.9 million to $66.7 million in 1999 compared to $62.8 million in 1998 and $58.1 million in 1997. The increase in 1999 net income resulted from the increased pre-tax adjusted operating income from the Life Insurance operations and Annuity operations, which was partially offset by reorganization costs, increased interest expense, higher effective income tax rates, and lower income from AMAL Corporation. The increase in net income in 1998 was primarily from increased annuity operating income which was partially offset by lower realized gains on investments and increased interest expense and a higher effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

     The Company's cash flows from operations consist of dividends from subsidiaries, if declared and paid, interest income on loans and advances to its subsidiaries (including a surplus note issued to the Company by AmerUs Life), investment income on assets held by the Company and fees which the Company charges its subsidiaries and certain other of its affiliates for services, offset by the expenses incurred for debt service, salaries and other expenses.

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Insurance Commissioner to pay any dividend that would exceed certain statutory limitations. The current statute limits any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. The payment of dividends by AmVestors' subsidiaries, American and FBL is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. Based on these limitations and 1998 results, the Company's subsidiaries could have paid an estimated $60.7 million in dividends in 1999 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $48 million in dividends in 1999. Based on 1999 results, the Company's subsidiaries could pay an estimated $61.1 million in dividends in 2000 without obtaining regulatory approval.

     The Company and its subsidiaries generated cash flows from operating activities of $632.3 million, $479.4 million and $224.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Excess operating cash flows were primarily used to increase the Company's investment portfolio, fund policyowner account withdrawals and purchase common stock for the treasury.

     The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of December 31, 1999, there was a $32 million outstanding loan balance under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its subsidiaries, including AmerUs Life and Delta Life, to maintain certain ratings from A.M. Best and certain levels of adjusted capital and surplus and risk-based capital.

     During 1999, the Company entered into two $250 million separate account funding agreements, of which one remained outstanding as of December 31, 1999. Under this agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. The funding agreement is secured by assets in the Company's separate account and is further backed by the general account assets. The separate account assets are legally segregated and are not subject to the claims that arise out of any other business of the Company. The separate account assets and liabilities are included with general account assets in the financial statements. The funding agreement may not be cancelled by the commercial paper conduit unless there is a default under the agreement, but the Company may terminate at any time.

     During 1999 and 1998, the Company purchased 385,200 shares and 4,325,019 shares of common stock for the treasury at a total cost of $8.9 million and $102.1 million, respectively.

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

     The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at December 31, 1999 (including liabilities in both the Closed Block and the general account):

                                                              (DOLLARS IN MILLIONS)
                                                              ---------------------
Not subject to discretionary withdrawal.....................        $  366.5
Subject to discretionary withdrawal with adjustments:
  Specified surrender charges(A)............................         4,378.4
  Market value adjustments..................................         1,474.3
                                                                    --------
  Subtotal..................................................         5,852.7
                                                                    --------
Subject to discretionary withdrawal without adjustments.....         1,400.8
                                                                    --------
Total.......................................................        $7,620.0
                                                                    ========

---------------

(A) Includes $1,216.3 million of statutory liabilities with a contractual surrender charges of less than five percent of the account balance.

     AmerUs Life and its joint venture partner are contingently liable in the event the joint venture, AVLIC, cannot meet its policyholder obligations. At December 31, 1999, AVLIC had statutory assets of $2,559.1 million, liabilities of $2,517.5 million, and surplus of $41.6 million.

     Through its membership in the Federal Home Loan Bank (FHLB) of Des Moines, AmerUs Life is eligible to borrow on a line of credit available to provide it additional liquidity. Interest is payable at a current rate at the time of any advance. As of December 31, 1999, AmerUs Life had a $25 million open secured line of credit against which there were no borrowings. In addition to the line of credit, AmerUs Life has long-term advances from the FHLB outstanding of $16.1 million at December 31, 1999.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of December 31, 1999 had a carrying value of $9 billion, including Closed Block investments.

     At December 31, 1999, the statutory surplus of the Company's subsidiaries was approximately $425.0 million. The Company believes that this level of statutory capital is more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

     In the future, in addition to their cash flows from operations and borrowing capacity, the life insurance subsidiaries would anticipate obtaining their required capital from the Company as the Company will have access to the public debt and equity markets.

INVESTMENT PORTFOLIO

GENERAL

     The Company maintains a diversified portfolio of investments which is supervised by an experienced in-house staff of investment professionals. The Company employs sophisticated asset/liability management techniques in order to achieve competitive yields, while maintaining risk at acceptable levels. The asset portfolio is segmented by liability type, with tailored investment strategies for specific product lines. Investment policies and significant individual investments are subject to approval by the Investment Committee of the Board of Directors of each of the life insurance companies and are overseen by the Investment Committee of the Board of Directors of the Company. Management regularly monitors individual assets and asset groups, in addition to monitoring the overall asset mix. In addition, the insurance company boards and the Investment Committee review investment guidelines and monitor internal controls.

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

     The Closed Block was formed to give certain policyowners additional assurances as to the dividend policies of the Company. As a result of establishing the Closed Block on June 30, 1996, the Company allocated certain assets from its investment portfolio to the Closed Block (see Note 1 to the Consolidated Financial Statements for further discussion). The following table summarizes consolidated invested assets by asset category as of December 31, 1999 and 1998, and sets forth the allocation of such assets between the Closed Block and the general account. The remaining information relating to the Company's investment portfolio presents information about the investment portfolio on a combined basis (including invested assets in both the Closed Block and the general account).

                                                             CONSOLIDATED INVESTED ASSETS
                                                                     DECEMBER 31,
                                    -------------------------------------------------------------------------------
                                                     1999                                     1998
                                    --------------------------------------   --------------------------------------
                                    CARRYING   CARRYING                      CARRYING   CARRYING
                                     VALUE      VALUE                         VALUE      VALUE
                                     CLOSED    GENERAL               % OF     CLOSED    GENERAL               % OF
                                     BLOCK     ACCOUNT    COMBINED   TOTAL    BLOCK     ACCOUNT    COMBINED   TOTAL
                                    --------   --------   --------   -----   --------   --------   --------   -----
                                                                 (DOLLARS IN MILLIONS)
Fixed maturity securities
  Public..........................  $1,002.3   $5,953.2   $6,955.5   77.5%   $ 948.8    $6,343.8   $7,292.6   81.1%
  Private.........................     85.4      727.5      812.9     9.1%     167.7      402.7      570.4     6.3%
                                    --------   --------   --------   -----   --------   --------   --------   -----
    Subtotal......................  1,087.7    6,680.7    7,768.4    86.6%   1,116.5    6,746.5    7,863.0    87.4%
Equity securities.................       --       14.6       14.6     0.2%        --       32.2       32.2     0.4%
Mortgage loans....................       --      615.2      615.2     6.9%        --      566.4      566.4     6.3%
Policy loans......................    188.0      109.9      297.9     3.3%     181.9      110.8      292.7     3.3%
Real estate investments...........       --        1.5        1.5     0.0%        --        0.6        0.6     0.0%
Other invested assets.............      0.6      269.2      269.8     3.0%       3.0      205.8      208.8     2.3%
Short-term investments............       --        0.1        0.1     0.0%       8.9       22.5       31.4     0.3%
                                    --------   --------   --------   -----   --------   --------   --------   -----
    Total invested assets.........  $1,276.3   $7,691.2   $8,967.5   100.0%  $1,310.3   $7,684.8   $8,995.1   100.0%
                                    ========   ========   ========   =====   ========   ========   ========   =====

FIXED MATURITY SECURITIES

     The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality MBS and United States government and agency obligations. As of December 31, 1999 fixed maturity securities were $7,768.4 million, or 86.6% of the carrying value of invested assets with public and private fixed maturity securities constituting $6,955.5 million, or 89.5%, and $812.9 million, or 10.5%, of total fixed maturity securities, respectively.

     The following table summarizes the composition of the fixed maturity securities by category as of December 31, 1999 and 1998:

                                                         COMPOSITION OF FIXED MATURITY SECURITIES
                                                                       DECEMBER 31,
                                                         -----------------------------------------
                                                                1999                  1998
                                                         -------------------   -------------------
                                                         CARRYING     % OF     CARRYING     % OF
                                                           VALUE      TOTAL      VALUE      TOTAL
                                                         ---------   -------   ---------   -------
                                                                   (DOLLARS IN MILLIONS)
U.S. government/agencies..............................   $  349.2      4.5%    $   76.3      1.0%
State and political subdivisions......................       45.4      0.6%        49.5      0.6%
Foreign government bonds..............................      159.3      2.1%       128.8      1.6%
Corporate bonds.......................................    4,442.0     57.1%     4,209.3     53.6%
Redeemable preferred stocks...........................      261.1      3.4%       113.1      1.4%
Asset-backed bonds....................................      737.3      9.5%       877.2     11.2%
MBS
  U.S. government/agencies............................    1,420.6     18.2%     2,110.0     26.8%
  Non-government/agencies.............................      353.5      4.6%       298.8      3.8%
                                                         --------    ------    --------    ------
  Subtotal-MBS........................................    1,774.1     22.8%     2,408.8     30.6%
                                                         --------    ------    --------    ------
     Total............................................   $7,768.4    100.0%    $7,863.0    100.0%
                                                         ========    ======    ========    ======

     The following table summarizes fixed maturity securities by remaining maturity as of December 31, 1999:

                REMAINING MATURITY OF FIXED MATURITY SECURITIES

                                                                 CARRYING       % OF
                                                                  VALUE        TOTAL
                                                                ----------    --------
                                                                (DOLLARS IN MILLIONS)
Due:
  In one year or less (2000)................................     $  108.9        1.4%
  One to five years (2001-2005).............................      2,119.8       27.3%
  Five to 10 years (2006-2010)..............................      2,157.8       27.8%
  10 to 20 years (2011-2020)................................        892.2       11.5%
  Over 20 years (2021 and after)............................        715.6        9.2%
                                                                 --------      ------
     Subtotal...............................................      5,994.3       77.2%
  MBS.......................................................      1,774.1       22.8%
                                                                 --------      ------
     Total..................................................     $7,768.4      100.0%
                                                                 ========      ======

     The Company's portfolio of investment grade fixed maturity securities is diversified by number and type of issuer. As of December 31, 1999, investment grade fixed maturity securities included the securities of over 627 issuers, with 2,213 different issues of securities. No non-government/agency issuer represents more than 0.5% of investment grade fixed maturity securities.

     Below-investment grade fixed maturity securities as of December 31, 1999, included the securities of 113 issuers representing 6.1% of total invested assets, with the largest being a $16.9 million investment.

     As of December 31, 1999, 80.5% of total invested assets were investment grade fixed maturity securities. The following table sets forth the credit quality, by NAIC designation and Standard & Poor's rating equivalents, of fixed maturity securities as of December 31, 1999:

                 FIXED MATURITY SECURITIES BY NAIC DESIGNATION
                               DECEMBER 31, 1999

                                                              PUBLIC              PRIVATE              TOTAL
                                                         -----------------   -----------------   -----------------
  NAIC                                                   CARRYING    % OF    CARRYING    % OF    CARRYING    % OF
  DESIGNATION  STANDARD & POOR'S EQUIVALENT DESIGNATION   VALUE     TOTAL     VALUE     TOTAL     VALUE     TOTAL
  -----------  ----------------------------------------  --------   ------   --------   ------   --------   ------
                                                                           (DOLLARS IN MILLIONS)
               A- or higher......................
       1                                                 $4,485.5    64.4%    $618.6     76.2%   $5,104.1    65.7%
               BBB- to BBB+......................
       2                                                  1,942.6    27.9%     175.1     21.5%    2,117.7    27.2%
                                                         --------   ------    ------    ------   --------   ------
               Total investment grade............         6,428.1    92.3%     793.7     97.7%    7,221.8    92.9%
                                                         --------   ------    ------    ------   --------   ------
               BB- to BB+........................
       3                                                    332.0     4.8%      17.5      2.1%      349.5     4.5%
               B- to B+..........................
       4                                                    184.3     2.7%        --      0.0%      184.3     2.4%
               CCC or lower......................
     5 & 6                                                   11.1     0.2%       1.7      0.2%       12.8     0.2%
                                                         --------   ------    ------    ------   --------   ------
  Total below investment grade.........................     527.4     7.7%      19.2      2.3%      546.6     7.1%
                                                         --------   ------    ------    ------   --------   ------
  Total................................................  $6,955.5   100.0%    $812.9    100.0%   $7,768.4   100.0%
                                                         ========   ======    ======    ======   ========   ======

     MBS investments are mortgage-related securities including commercial mortgage-backed securities (CMBS), collateralized mortgage obligations (CMOs), and pass-through mortgage securities. Asset-backed securities are both residential and non-residential including exposure to home equity loans, home improvement loans, manufactured housing loans as well as securities backed by loans on automobiles, credit cards, and other collateral or collateral bond obligations. Residential mortgage pass-through and CMOs total $1,630.5 million or 18.2% of total invested assets. Asset-backed residential mortgages total $361.3 million or 4.0% of total invested assets. As of December 31, 1999, MBS were $1,774.1 million or 19.8%, of total invested assets of which $1,420.6 million or 80.0% of MBS were from government sponsored enterprises. Other MBS were $353.5 million or 20.0%, of MBS as of December 31, 1999. Management believes that the quality of assets in the MBS portfolio is generally high, with 94% of such assets representing agency backed or "AAA" rated securities.

     The Company uses interest rate swaps, caps, and options to reduce its exposure to changes in interest rates and to manage duration mismatches. The Company also uses call options to hedge equity-indexed annuities. Although the Company is subject to the risk that counterparties will fail to perform, credit standings of counterparties are monitored regularly. The Company only enters into transactions with highly rated counterparties. The Company is also subject to the risk associated with changes in the value of contracts. However, such adverse changes in value generally are offset by changes in the value of the items being hedged. The notional principal amounts of the swaps, caps, and options, which represent the extent of the Company's involvement in such contracts but not the risk of loss, at December 31, 1999, amounted to $640.9 million. The swaps had no carrying value at December 31, 1999 and a fair value which amounted to a net receivable position of $3.3 million at December 31, 1999. The carrying value and fair value of options amounted to $91.9 million and $121.7 million, respectively. The interest rate caps and options are reflected as "other investments" on the Company's consolidated financial statements as of December 31, 1999. The net amount payable or receivable from interest rate swaps and caps are accrued as an adjustment to interest income.

MORTGAGE LOANS

     As of December 31, 1999, mortgage loans in the Company's investment portfolio were $615.2 million, or 6.9% of the aggregate carrying value of invested assets, including the Closed Block. As of December 31, 1999, commercial mortgage loans and residential mortgage loans comprised 73.2% and 26.8%, respectively, of the mortgage loans in the Company's investment portfolio.

     Commercial mortgage loans consist primarily of fixed-rate mortgage loans. As of December 31, 1999, the Company held 380 individual commercial mortgage loans with an average balance of $1.2 million.

     As of December 31, 1999, no loans in the Company's loan portfolio (as measured by principal balance) were classified as delinquent or in foreclosure. As of the same date, only two loans aggregating $2.5 million, or 0.4%, of the Company's loan portfolio (as measured by principal balance) were classified as restructured. During 1999, the Company had no foreclosures.

EQUITY REAL ESTATE

     In recent years the Company has significantly reduced its equity real estate portfolio. As of December 31, 1999, the carrying value of investment real estate, including the Closed Block, was $1.5 million.

OTHER

     The Company held $297.9 million of policy loans on individual insurance products as of December 31, 1999. Policy loans are permitted to the extent of a policy's contractual limits and are fully collateralized by policy cash values.

     As of December 31, 1999, the Company held equity securities of $14.6 million. The largest holding of equity securities, Federal Home Loan Bank, had a carrying value of $12.3 million as of December 31, 1999.

     The Company held $269.9 million of other invested assets (including short-term investments) on December 31, 1999. Other invested assets consist primarily of various joint venture and limited partnership investments and derivatives.

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

EMERGING ACCOUNTING MATTERS

SFAS 133 AND 137

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the consolidated balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges or variable cash flows or forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the consolidated statement of operations. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. The Company is evaluating SFAS No. 133 and has not determined its effect on the consolidated financial statements.

SOP 97-3

     On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on when an insurance or other enterprise should recognize a liability for guaranty fund and other assessments and on how to measure such liability. The adoption of SOP 97-3 had no material impact on the financial position or results of operations as the Company currently estimates assessment liabilities when a determination of an insolvency has occurred.

SOP 98-1

     On January 1, 1999, the Company adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. The adoption of SOP 98-1 had no material impact on the financial position or results of operations of the Company.

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

YEAR 2000 COMPLIANCE

     In connection with the year 2000, an important business issue emerged regarding how existing application software programs and operating systems could accommodate the date value "2000". Many existing application software products were designed to accommodate only a two-digit date position which represents the year (i.e., the number "95" is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., "99") is the maximum date value many information technology systems will be able to process accurately.

     The Company formed a Year 2000 working group to address potential problems posed by this development to assure that the Company was prepared for the year 2000. The Company's overall Year 2000 compliance initiatives included the following components: (i) assessment of all business critical systems (business critical systems include computer and embedded systems); processes and external interfaces and dependencies; (ii) remediation or upgrading of business critical systems; (iii) testing of both modified and updated systems as well as integrated systems testing; (iv) implementation of modified and updated systems; and (v) contingency planning.

     The Company completed the Year 2000 modifications, conversions and testing and, to date, has not experienced any significant operational difficulties in 2000.

     Total costs associated with Year 2000 modifications and conversions were approximately $8.5 million, with approximately $4.3 million incurred for the year ended December 31, 1999. These costs were expensed as incurred.

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

     The table below provides information about the Company's fixed maturity investments and mortgage loans at December 31, 1999. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                                                       EXPECTED CASH FLOWS
           AMORTIZED               2000    2001    2002    2003    2004    THEREAFTER     COST
           ---------               ----    ----    ----    ----    ----    ----------    ------
                                                      (DOLLARS IN MILLIONS)
Fixed maturity securities......    $321    $381    $457    $826    $669    $    4,353    $7,007
Average interest rate..........    7.0%    6.9%    7.0%    6.5%    6.4%          7.3%
Mortgage loans.................    $ 55    $ 49    $ 35    $ 38    $ 48    $      390    $  615
Average interest rate..........    9.4%    9.5%    9.5%    9.2%    9.3%          8.4%
     Total.....................    $376    $430    $492    $864    $717    $    4,743    $7,622
                                   ====    ====    ====    ====    ====    ==========    ======

     The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 72% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 8% of the bond portfolio is below investment grade. Fixed maturity securities have an average maturity of approximately 7.64 years.

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

     Additional financial statement schedules begin on page S-1. Reference is made to the Index to Financial Statement Schedules on page S-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The Notice of 2000 Annual Meeting of Shareholders and Proxy Statement, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10. Directors and Executive Officers of the Registrant, 11. Executive Compensation, 12. Security Ownership of Certain Beneficial Owners and Management and 13. Certain Relationships and Related Transactions).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.    Financial Statements. Reference is made to the index on page F-1 of the report.

     2. Financial Statement Schedules. Reference is made to the Index on page S-1 of the report.

     3. Exhibits Reference is made to the Index to Exhibits on page 35 of the report.

(b) Reports on Form 8-K

     1. Form 8-K dated December 17, 1999, announcing the board of directors approval of plans for the demutualization of AMHC.

     2. Form 8-K dated January 12, 2000, announcing the combination of the Company, AMHC and ILICO.

     3. Form 8-K/A dated January 13, 2000, amending Form 8-K dated January 12, 2000, to include conformed signature page.

     4. Form 8-K dated February 21, 2000, announcing the definitive agreement between the Company, AMHC and ILICO.

     5. Form 8-K/A dated March 6, 2000, amending Form 8-K dated February 21, 2000, to include Combination and Investment Agreement among AMHC, the Company, ILICO and The Indianapolis Life Group of Companies, Inc. and the Investment Advisory Agreements between AmerUs Capital Management Group, Inc. and ILICO, Bankers Life Insurance Company of New York, IL Annuity and Insurance Company and Western Security Life Insurance Company.

                  AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 2.1      Plan of Reorganization dated October 27, 1995, filed as
          Exhibit 2.1 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby
          incorporated by reference.
 2.2      Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of
          October 8, 1997, by and among the Registrant, AFC Corp. and
          AmVestors Financial Corporation ("AmVestors"), filed as
          Exhibit 2.2 to the Registration Statement of the Registrant
          on Form S-4, Registration Number 333-40065 is hereby
          incorporated by reference.
 2.3      Agreement and Plan of Merger, dated as of August 13, 1997
          and as amended as of September 5, 1997, among the
          Registrant, a wholly owned subsidiary of the Registrant and
          Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of the Registrant dated October 8, 1997, is hereby incorporated by reference.
 2.4      Combination and Investment Agreement, dated February 18,
          2000, among American Mutual Holding Company, the Registrant,
          Indianapolis Life Insurance Company and The Indianapolis
          Life Group of Companies, Inc., filed as Exhibit 2.1 to the
          Registrant's report on Form 8-K/A on March 6, 2000, is
          hereby incorporated by reference.
 2.5*     Purchase Agreement, dated as of February 18, 2000, by and
          between American Mutual Holding Company and the Registrant.
 2.6*     Agreement and Plan of Merger, dated December 17, 1999, by
          and between American Mutual Holding Company and the
          Registrant.
 2.7*     Amendment No. 1 to Agreement and Plan of Merger, dated
          February 18, 2000, by and between American Mutual Holding
          Company and the Registrant.
 2.8*     Letter agreement, dated December 17, 1999, by and between
          American Mutual Holding Company and the Registrant.
 2.9*     Notification Agreement, dated as of February 18, 2000, by
          and among American Mutual Holding Company, the Registrant
          and Bankers Trust Company.
 3.1      Amended and Restated Articles of Incorporation of the
          Registrant filed as Exhibit 3.5 to the registration
          statement of the Registrant on Form S-1, Registration Number
          333-12239, are hereby incorporated by reference.
 3.2      Bylaws of the Registrant, filed as Exhibit 3.2 to the
          registration statement of the Registrant on Form S-1,
          Registration Number 333-12239, are hereby incorporated by
          reference.
 3.3      Articles of Amendment of the Registrant dated September 25,
          1998, filed as Exhibit 3.3 on Form 10-K, dated March 30,
          1999, is hereby incorporated by reference.
 4.1      Amended and Restated Trust Agreement dated as of February 3,
          1997 among the Registrant, Wilmington Trust Company, as
          property trustee, and the administrative trustees named
          therein (AmerUs Capital I business trust), filed as Exhibit
          3.6 to the registration statement of the Registrant and
          AmerUs Capital I on Form S-1, Registration Number 333-13713,
          is hereby incorporated by reference.
 4.2      Indenture dated as of February 3, 1997 between the
          Registrant and Wilmington Trust Company relating to the
          Company's 8.85% Junior Subordinated Debentures, Series A,
          filed as Exhibit 4.1 to the registration statement of the
          Registrant and AmerUs Capital I on Form S-1, Registration
          Number, 333-13713, is hereby incorporated by reference.
 4.3      Guaranty Agreement dated as of February 3, 1997 between the
          Registrant, as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the
          registration statement on Form S-1, Registration Number,
          333-13713, is hereby incorporated by reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 4.4      Common Stock Purchase Warrant, filed as Exhibit (10)(v) to
          Form 10-Q of AmVestors Financial Corporation dated May 13,
          1992, is hereby incorporated by reference.
 4.5      Amended and Restated Declaration of Trust of AmerUs Capital
          II, dated as of July 27, 1998, among the Registrant, First
          Union Trust Company and the administrative trustees named
          therein, relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is
          hereby incorporated by reference.
 4.6      Certificate of Trust of AmerUs Capital III filed as Exhibit
          4.7 to the registration statement of the Registrant, AmerUs
          Capital II and AmerUs Capital III, on Form S-3 (No.
          333-50249), is hereby incorporated by reference.
 4.7      Common Trust Securities Guarantee Agreement, dated as of
          July 27, 1998, by the Registrant, relating to the
          Registrant's 7.0% ACES Units, filed as Exhibit 4.7 on Form
          10-Q, dated August 13, 1998, is hereby incorporated by
          reference.
 4.8      QUIPS Guarantee Agreement, dated as of July 27, 1998, by the
          Registrant, relating to the Registrant's 7.0% ACES Units,
          filed as Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.9      Master Unit Agreement, dated as of July 27, 1998, between
          the Registrant and First Union National Bank relating to the
          Registrant's 7.0% ACES Units, filed as Exhibit 4.9 on Form
          10-Q, dated August 13, 1998, is hereby incorporated by
          reference.
 4.10     Call Option Agreement, dated as of July 27, 1998, between
          Goldman, Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.10 on Form 10Q, dated August 13, 1998, is hereby incorporated by reference.
 4.11     Pledge Agreement, dated as of July 27, 1998, among the
          Registrant, Goldman, Sachs & Co. and First Union National
          Bank relating to the Registrant's 7.0% ACES Units, filed as
          Exhibit 4.11 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.12     Senior Indenture, dated as of June 16, 1998, by and between the Registrant and First Union National Bank, as Indenture
          Trustee, relating to the Registrant's 6.95% Senior Notes,
          filed as Exhibit 4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
 4.13     Subordinated Indenture, dated as of July 27, 1998, by and
          between the Registrant and First Union National Bank, as
          Indenture Trustee, relating to the Registrant's 6.86% Junior
          Subordinated Deferrable Interest Debentures, filed as
          Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
10.1      Amended and Restated Intercompany Agreement dated as of
          December 1, 1996, among American Mutual Holding Company,
          AmerUs Group Co. and the Company. Filed as Exhibit 10.81 to
          the Registrant's registration statement on Form S-1,
          Registration Number 333-12239, is hereby incorporated by
          reference.
10.2      Joint Venture Agreement, dated as of June 30, 1996, between
          American Mutual Insurance Company and Ameritas Life
          Insurance Corp., filed as Exhibit 10.2 on Form 10-K, dated
          March 25, 1998, is hereby incorporated by reference.
10.3      Management and Administration Service Agreement, dated as of
          April 1, 1996, among American Mutual Life Insurance Company,
          Ameritas Variable Life Insurance Company and Ameritas Life
          Insurance Corp., filed as Exhibit 10.3 to the registration statement of the Registrant on Form S-1, Registration Number
          333-12239, is hereby incorporated by reference.
10.4      AmerUs Life Holdings, Inc. Executive Stock Purchase Plan,
          dated November 13, 1998, filed as Exhibit 4.11 to the
          registration statement of the Registrant on Form S-8,
          Registration Number 333-72237, is hereby incorporated by
          reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.5      All#AmerUs Supplemental Executive Retirement Plan, effective
          January 1, 1996, filed as Exhibit 10.6 to the registration statement of the Registrant on Form S-1, Registration Number
          333-12239, is hereby incorporated by reference.
10.6      Management Incentive Plan, filed as Exhibit 10.9 to the
          registration statement of the Registrant on Form S-1,
          Registration Number 333-12239, is hereby incorporated by
          reference.
10.7      AmerUs Life Insurance Company Performance Share Plan, filed as Exhibit 10.10 to the registration statement of the
          Registrant on Form S-1, Registration Number 333-12239, is
          hereby incorporated by reference.
10.8      AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of the Registrant on Form S-1,
          Registration Number 333-12239, is hereby incorporated by
          reference.
10.9      AmerUs Life Non-Employee Director Stock Plan, filed as
          Exhibit 10.13 to the registration statement of the
          Registrant on Form S-1, Registration Number 333-12239, is
          hereby incorporated by reference.
10.10     Form of Indemnification Agreement executed with directors
          and certain officers, filed as Exhibit 10.33 to the
          registration statement of the Registrant on Form S-1,
          Registration Number 333-12239, is hereby incorporated by
          reference.
10.11     Tax Allocation Agreement dated as of November 4, 1996, filed as Exhibit 10.68 to the registration statement of the
          Registrant on Form S-1, Registration Number 333-12239, is
          hereby incorporated by reference.
10.12     Agreement and Plan of Merger, dated as of August 13, 1997
          and as amended as of September 5, 1997, among the
          Registrant, a wholly-owned subsidiary of the Registrant and
          Delta Life Corporation, filed as Exhibit 2.2 to the
          Registrant's report on Form 8-K on October 8, 1997, is
          hereby incorporated by reference.
10.13     Credit Agreement, dated as of October 23, 1997, among the
          Registrant, Various Lender Institutions, the Co-Arrangers
          and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.84 to the registration statement of the
          Registrant on Form S-4, Registration Number 333-40065, is
          incorporated by reference.
10.14     Coinsurance Agreement, effective February 1, 1996, between
          Delta Life and Annuity Company and London Life Reinsurance
          Company, filed as Exhibit 10.85 to the registration
          statement of the Registrant on Form S-4, Registration Number
          333-40065, is incorporated by reference.
10.15     AmVestors Financial Corporation 1996 Incentive Stock Option
          Plan, filed as Exhibit (4)(a) to Registration Statement of
          AmVestors Financial Corporation on Form S-8, Registration
          Number 333-14571 dated October 21, 1996, is hereby
          incorporated by reference.
10.16     1989 Non-Qualified Stock Option Plan adopted March 17, 1989, filed as Exhibit (10)(q) to Form 10-K of AmVestors Financial
          Corporation, dated April 12, 1989, is hereby incorporated by reference.
10.17     Lease -- Business Property, dated December 1, 1996, between
          AmerUs Properties, Inc. and AmerUs Life Insurance Company,
          property 611 Fifth Avenue, Des Moines, Iowa, filed as
          Exhibit 10.58 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.18     First Amendment dated February 1, 1998 to Lease Agreement
          dated December 1, 1996 between AmerUs Properties, Inc. and
          AmerUs Life Insurance Company, property 611 Fifth Avenue,
          Des Moines, Iowa, filed as Exhibit 10.59 on Form 10-K, dated
          March 25, 1998, is hereby incorporated by reference.
10.19*    Lease -- Business Property, dated December 1, 1999, between
          AmerUs Properties, Inc. and AmerUs Life Insurance Company,
          property 611 Fifth Avenue, Des Moines, Iowa.
10.20*    Lease -- Assignment & Assumption Agreement -- Business
          Property, dated December 15, 1999, between AmerUs
          Properties, Inc. and 611 Fifth Avenue, L.L.C., property 611
          Fifth Avenue, Des Moines, Iowa.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.21     Lease -- Business Property, dated December 1, 1996, between
          AmerUs Properties, Inc. and AmerUs Life Insurance Company,
          1213 Cherry Street, Des Moines, Iowa, filed as Exhibit 10.60 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.22     Lease -- Business Property, dated December 1, 1996, between
          AmerUs Properties, Inc. and the Registrant, property 418
          Sixth Avenue Moines, Iowa, filed as Exhibit 10.61 on Form
          10-K, dated March 25, 1998, is hereby incorporated by
          reference.
10.23     Revised and Restated Lease -- Business Property, dated May
          28, 1998, between AmerUs Properties, Inc. and the Registrant property, 699 Walnut Street, Des Moines, Iowa, filed as
          Exhibit 10.26 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.24     Addendum, dated May 28, 1998 to lease dated May 28, 1998
          between AmerUs Properties and the Registrant, filed as
          Exhibit 10.27 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.25     Addendum II, dated July 21, 1998, to lease dated May 28,
          1998 between AmerUs Properties and the Registrant, filed as
          Exhibit 10.28 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.26     Servicing Agreement, dated March 5, 1997, between AmerUs
          Life Insurance Company and AmerUs Properties, Inc., filed as
          Exhibit 10.64 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.27     Consent dated as of May 20, 1998 to the Credit Agreement
          dated as of October 23, 1997 among the Registrant, Various
          Lender Institutions, the Co-Arrangers and The Chase
          Manhattan Bank, as Administrative Agent, filed as Exhibit
          10.72 on Form 10-Q, dated November 12, 1998, is hereby
          incorporated by reference.
10.28     First Amendment dated as of May 30, 1997 to the Credit
          Agreement dated as of October 23, 1997 among the Registrant,
          Various Lender Institutions, the Co-Arrangers and The Chase
          Manhattan Bank, as Administrative Agent, filed as Exhibit
          10.73 on Form 10-Q, dated November 12, 1998, is hereby
          incorporated by reference.
10.29     Second Amendment dated as of June 22, 1998 to the Credit
          Agreement dated as of October 23, 1997 among the Registrant,
          Various Lender Institutions, the Co-Arrangers and The Chase
          Manhattan Bank, as Administrative Agent, filed as Exhibit
          10.74 on Form 10-Q, dated November 12, 1998, is hereby
          incorporated by reference.
10.30     Second Consent and Amendment dated as of October 2, 1998 to the Credit Agreement dated as of October 23, 1997 among the
          Registrant, Various Lender Institutions, the Co-Arrangers
          and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.75 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.31     MIP Deferral Plan dated as of September 1, 1998, filed as
          Exhibit 10.76 on Form 10-Q, dated November 12, 1998, is
          hereby incorporated by reference.
10.32     Open Line of Credit Application and Terms Agreement, dated
          March 5, 1999, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.34 on
          Form 10-Q dated May 14, 1999, is hereby incorporated by
          reference.
10.33     Origination Agreement, dated August 1, 1998, between AmerUs
          Home Equity, Inc. and AmerUs Life Insurance Company, filed as Exhibit 10.36 on Form 10-K, dated March 30, 1999, is
          hereby incorporated by reference.
10.34     Third Waiver to Credit Agreement dated as of November 16,
          1998 to the Credit Agreement dated as of October 23, 1997
          among the Registrant, Various Lender Institutions, the
          Co-Arrangers and The Chase Manhattan Bank, as Administrative
          Agent, filed as Exhibit 10.37 on Form 10-K, dated March 30,
          1999, is hereby incorporated by reference.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.35     Fourth Consent and Amendment, dated as of December 4, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the
          Co-Arrangers and The Chase Manhattan Bank, as Administrative
          Agent, filed as Exhibit 10.38 on Form 10-K, dated March 30,
          1999, is hereby incorporated by reference.
10.36     Administrative Services Agreement, dated as of August 1,
          1998, among American Mutual Holding Company, Registrant,
          AmerUs Group, AmerUs Home Equity, Inc., AmerUs Mortgage,
          Inc., AmerUs Properties, Inc., American Capital Management
          Group, Inc., AmerUs Life Insurance Company, AmVestors
          Financial Corporation, American Investors Life Insurance
          Company, Inc., and Delta Life and Annuity Company, filed as
          Exhibit 10.39 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.37     Facility and Guaranty Agreement, dated February 12, 1999,
          among The First National Bank of Chicago and the Registrant, filed as Exhibit 10.39 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.38     Form of Reimbursement Agreement, dated February 15, 1999,
          among the Registrant and Roger K. Brooks, Victor N. Daley,
          Michael G. Fraizer, Thomas C. Godlasky, Marcia S. Hanson,
          Mark V. Heitz and Gary R. McPhail, filed as Exhibit 10.40 on
          Form 10-Q dated May 14, 1999, is hereby incorporated by
          reference.
10.39     Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and the Registrant, filed as Exhibit 10.41 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.40     1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.41     Fifth Waiver and Amendment to Credit Agreement dated as of
          October 1, 1998 to the Credit Agreement dated as of October
          23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as
          Administrative Agent, filed as Exhibit 10.43 on Form 10-Q
          dated August 13, 1999, is hereby incorporated by reference.
10.42     Sixth Amendment to Credit Agreement dated as of May 18, 1999 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the
          Co-Arrangers and The Chase Manhattan Bank, as Administrative
          Agent, filed as Exhibit 10.44 on Form 10-Q dated August 13,
          1999, is hereby incorporated by reference.
10.43*    Administrative Services Agreement, dated as of January 1,
          2000, among American Mutual Holding Company, the Registrant,
          AmerUs Group Co., AmerUs Home Equity, Inc. AmerUs Mortgage,
          Inc., AmerUs Properties, Inc., American Capital Management
          Group, Inc., AmerUs Life Insurance Company, AmVestors
          Financial Corporation, and Delta Life and Annuity Company.
10.44*    Amendment No. 2 to Facility Agreement, dated January 25,
          2000, among The First National Bank of Chicago and the
          Registrant.
10.45*    Irrevocable Standby Letter of Credit Application and Terms
          Agreement, dated February 1, 2000, between Federal Home Loan
          Bank of Des Moines and AmerUs Life Insurance Company.
10.46*    Seventh Amendment to Credit Agreement dated as of December
          23, 1999 to the Credit Agreement dated as of October 23,
          1997 among the Registrant, Various Lender Institutions, the
          Co-Arrangers and The Chase Manhattan Bank, as Administrative
          Agent.
10.47     Investment Advisory Agreements, dated as of February 18,
          2000, by and between Indianapolis Life Insurance Company,
          Bankers Life Insurance Company of New York, IL Annuity and
          Insurance Company, Western Security Life Insurance Company
          and AmerUs Capital Management Group, Inc. filed as Exhibits
          10.1, 10.3, 10.4 and 10.2, respectively, to the Registrant's report on Form 8-K/A on March 6, 2000, are hereby
          incorporated by reference.
12*       Computation of Ratios of Earnings to Fixed Charges.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
21.1*     List of Subsidiaries of the Registrant.
23.1*     Consent of KPMG LLP.
27.1*     Financial Data Schedule.
99.1      Retirement Agreement, dated June 27, 1997, by and between
          Victor N. Daley and Registrant filed as Exhibit 99.5 on Form
          10-K, dated March 30, 1999, is hereby incorporated by
          reference.
99.2      First Amendment to Employment Agreement, dated as of April
          15, 1999, to the Employment Agreement dated as of September
          19, 1997, among Mark V. Heitz, AmVestors Financial
          Corporation, American Investors Life Insurance Company,
          Inc., AmVestors Investment Group, Inc., American Investors
          Sales Group, Inc., and the Registrant, filed as Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.3      Supplemental Benefit Agreement, dated as of April 15, 1999, among Roger K. Brooks and the Registrant, filed as Exhibit
          99.5 on Form 10-Q dated August 13, 1999, is hereby
          incorporated by reference.
99.4      Form of Supplemental Benefit Agreement, dated as of April
          15, 1999, among the Registrant and Victor N. Daley, Michael
          G. Fraizer, Thomas C. Godlasky and Gary R. McPhail, filed as
          Exhibit 99.6 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.5      Amended and Restated Employment Agreement, dated as of April
          15, 1999, among Marcia S. Hanson and the Registrant, filed as Exhibit 99.7 on Form 10-Q dated August 13, 1999, is
          hereby incorporated by reference.
99.6*     Agreement and Release, dated as of December 31, 1999, by and between Marcia S. Hanson, Registrant, AmerUs Group Co.,
          American Mutual Holding Company, and all of their respective subsidiaries and affiliates.
99.7*     Form of Supplemental Benefit Agreement, dated as of February
          7, 2000, among the Registrant and Victor N. Daley, Michael
          G. Fraizer, Thomas C. Godlasky and Gary R. McPhail.

---------------

* included herein

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERUS LIFE HOLDINGS, INC.

                                          /s/ ROGER K. BROOKS
                                          --------------------------------------
                                          Roger K. Brooks
                                          Chairman, President and Chief
                                          Executive Officer

Date: March 8, 2000

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

           /s/ ROGER K. BROOKS                Chairman, President and Chief Executive Officer
------------------------------------------    (principal executive officer) and Director
             Roger K. Brooks

          /s/ MICHAEL G. FRAIZER              Executive Vice President and Chief Financial Officer
------------------------------------------    (principal financial officer)
            Michael G. Fraizer

          /s/ BRENDA J. CUSHING               Vice President and Controller
------------------------------------------    (principal accounting officer)
            Brenda J. Cushing

            /s/ JOHN R. ALBERS                Director
------------------------------------------
              John R. Albers

           /s/ MALCOLM CANDLISH               Director
------------------------------------------
             Malcolm Candlish

          /s/ MAUREEN M. CULHANE              Director
------------------------------------------
            Maureen M. Culhane

          /s/ THOMAS F. GAFFNEY               Director
------------------------------------------
            Thomas F. Gaffney

           /s/ SAM C. KALAINOV                Director
------------------------------------------
             Sam C. Kalainov

         /s/ RALPH W. LASTER, JR.             Director
------------------------------------------
           Ralph W. Laster, Jr.

         /s/ JOHN W. NORRIS, JR.              Director
------------------------------------------
           John W. Norris, Jr.

            /s/ JACK C. PESTER                Director
------------------------------------------
              Jack C. Pester

             /s/ JOHN A. WING                 Director
------------------------------------------
               John A. Wing

                           AMERUS LIFE HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-3 through F-4
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 1998 and 1997..........................    F-5
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 1999, 1998 and 1997..............    F-6
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............    F-7
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................    F-8 through F-10
Notes to Consolidated Financial Statements..................    F-11 through F-50

     Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  AmerUs Life Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Des Moines, Iowa
February 2, 2000, except as to Note 19,
which is as of February 21, 2000

                           AMERUS LIFE HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
                           ASSETS
Investments:
  Securities available for sale at fair value (note 2 and
     6):
     Fixed maturity securities..............................    $ 6,680,755    $ 6,746,544
     Equity securities......................................         14,585         32,185
     Short-term investments.................................            155         22,428
  Mortgage loans on real estate (note 3)....................        615,186        566,403
  Real estate...............................................          1,538            633
  Policy loans..............................................        109,864        110,786
  Other investments.........................................        269,158        205,790
                                                                -----------    -----------
       Total investments....................................      7,691,241      7,684,769
Cash and cash equivalents...................................         23,090         60,090
Accrued investment income...................................         91,591         79,921
Premiums and fees receivable................................          6,910          4,385
Reinsurance receivables.....................................         17,535          6,174
Deferred policy acquisition costs (note 4)..................        529,663        246,030
Value of business acquired (note 5).........................        230,542        224,540
Investment in unconsolidated subsidiary.....................         30,683         29,602
Goodwill....................................................        206,324        215,506
Property and equipment......................................         23,046         23,249
Deferred income taxes (note 7)..............................         72,691             --
Other assets................................................        383,415        396,947
Closed Block assets.........................................      1,412,622      1,453,305
                                                                -----------    -----------
     Total assets...........................................    $10,719,353    $10,424,518
                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy reserves and policyowner funds:
  Future life and annuity policy benefits...................    $ 7,390,991    $ 7,185,417
  Policyowner funds.........................................        282,026         98,019
                                                                -----------    -----------
                                                                  7,673,017      7,283,436
Accrued expenses............................................         36,309         41,323
Dividends payable to policyowners...........................          2,248          2,104
Policy and contract claims..................................         12,221         10,452
Income taxes payable........................................         16,532          5,282
Deferred income taxes (note 7)..............................             --         11,398
Other liabilities...........................................        102,083        159,350
Debt (note 6)...............................................        173,088        141,051
Closed Block liabilities....................................      1,756,064      1,703,195
                                                                -----------    -----------
     Total liabilities......................................      9,771,562      9,357,591
                                                                -----------    -----------
Company-obligated mandatorily redeemable preferred capital
  securities of subsidiary trusts holding solely junior
  subordinated debentures of the Company (note 6)...........        214,791        216,729
                                                                -----------    -----------
Stockholders' equity (note 12):
  Preferred Stock, no par value, 20,000,000 shares
     authorized, none issued................................             --             --
  Common Stock, Class A, no par value, 180,000,000 shares
     authorized: issued and outstanding; 25,070,854 shares
     (net of 4,662,305 treasury shares) in 1999 and
     25,425,983 shares (net of 4,308,936 treasury shares) in
     1998...................................................         25,071         25,426
  Common Stock, Class B, no par value, 50,000,000 shares
     authorized; 5,000,000 shares issued and outstanding....          5,000          5,000
  Paid-in capital...........................................        282,831        290,091
  Accumulated other comprehensive income (loss).............       (135,964)        26,711
  Unearned compensation.....................................           (323)          (240)
  Unallocated ESOP shares (note 8)..........................         (1,378)            --
  Retained earnings.........................................        557,763        503,210
                                                                -----------    -----------
       Total stockholders' equity...........................        733,000        850,198
                                                                -----------    -----------
       Total liabilities and stockholders' equity...........    $10,719,353    $10,424,518
                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Revenues:
  Insurance premiums..............................    $    89,521    $    81,197    $    48,127
  Universal life and annuity product charges......         74,676         72,981         47,306
  Net investment income (note 2)..................        540,072        503,372        224,431
  Realized gains (losses) on investments (note
     2)...........................................          3,244           (112)        13,791
  Other income....................................          1,467          1,700             --
  Contribution from the Closed Block..............         25,166         31,478         31,044
                                                      -----------    -----------    -----------
                                                          734,146        690,616        364,699
                                                      -----------    -----------    -----------
Benefits and expenses:
  Policyowner benefits............................        442,428        430,756        195,976
  Underwriting, acquisition, and other expenses...         93,881         81,416         49,999
  Amortization of deferred policy acquisition
     costs and value of business acquired (notes 4
     and 5).......................................         67,780         60,214         23,776
  Dividends to policyowners.......................          4,526          2,558          1,587
                                                      -----------    -----------    -----------
                                                          608,615        574,944        271,338
                                                      -----------    -----------    -----------
Income from operations............................        125,531        115,672         93,361
Interest expense (note 6).........................         28,320         27,075         14,980
                                                      -----------    -----------    -----------
Income before income tax expense and equity in
  earnings of unconsolidated subsidiary...........         97,211         88,597         78,381
Income tax expense (note 7).......................         32,115         28,422         22,022
                                                      -----------    -----------    -----------
Income before equity in earnings of unconsolidated
  subsidiary......................................         65,096         60,175         56,359
Equity in earnings of unconsolidated subsidiary...          1,558          2,654          1,700
                                                      -----------    -----------    -----------
     Net income...................................    $    66,654    $    62,829    $    58,059
                                                      ===========    ===========    ===========
Earnings per common share (note 16):
  Basic...........................................    $      2.20    $      1.88    $      2.47
                                                      ===========    ===========    ===========
  Diluted.........................................    $      2.20    $      1.86    $      2.46
                                                      ===========    ===========    ===========
Weighted average common shares outstanding
  Basic...........................................     30,229,682     33,458,140     23,536,666
                                                      ===========    ===========    ===========
  Diluted.........................................     30,306,649     33,695,752     23,572,259
                                                      ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
Net Income..............................................    $  66,654    $ 62,829    $ 58,059
Other comprehensive income (loss), before tax
  Unrealized gains (losses) on securities
     Unrealized holding gains (losses) arising during
       period...........................................     (254,937)    (36,716)     51,717
     Less: reclassification adjustment for gains
       (losses) included in net income..................       (3,190)      6,477      18,531
     Minimum pension liability adjustment...............        1,478      (1,478)         --
                                                            ---------    --------    --------
  Other comprehensive income (loss), before tax.........     (250,269)    (44,671)     33,186
  Income tax (expense) benefit related to items of other
     comprehensive income (note 7)......................       87,594      15,635     (12,739)
                                                            ---------    --------    --------
Other comprehensive income (loss), net of tax...........     (162,675)    (29,036)     20,447
                                                            ---------    --------    --------
Comprehensive income (loss).............................    $ (96,021)   $ 33,793    $ 78,506
                                                            =========    ========    ========

See accompanying notes to consolidated financial statements

                          AMERUS LIFE HOLDINGS, INC .

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                              ACCUMULATED
                              COMMON STOCK      ADDITIONAL       OTHER                      UNALLOCATED                 TOTAL
                            -----------------    PAID-IN     COMPREHENSIVE     UNEARNED        ESOP       RETAINED   SHAREHOLDERS
                            CLASS A   CLASS B    CAPITAL     INCOME (LOSS)   COMPENSATION     SHARES      EARNINGS      EQUITY
                            -------   -------   ----------   -------------   ------------   -----------   --------   ------------
Balance at December 31,
  1996....................  $14,500   $5,000     $     --      $  35,300        $  --         $    --     $402,710     $457,510
1997:
Net income................       --       --           --             --           --              --       58,059       58,059
Net unrealized gain on
  securities..............       --       --           --         20,447           --              --           --       20,447
Issuance of common
  stock...................   15,235       --      383,686             --           --              --           --      398,921
Dividends declared on
  common stock............       --       --           --             --           --              --       (6,946)      (6,946)
                            -------   ------     --------      ---------        -----         -------     --------     --------
Balance at December 31,
  1997....................  $29,735   $5,000     $383,686      $  55,747        $  --         $    --     $453,823     $927,991
1998:
Net income................       --       --           --             --           --              --       62,829       62,829
Net unrealized (loss) on
  securities..............       --       --           --        (28,076)          --              --           --      (28,076)
Minimum pension liability
  adjustment..............       --       --           --           (960)          --              --           --         (960)
Stock issued under various
  incentive plans, net of
  forfeitures.............       14       --          635             --         (240)             --           --          409
Purchase of treasury
  stock...................   (4,325)      --      (97,810)            --           --              --           --     (102,135)
Issuance of treasury
  stock...................        2       --          661             --           --              --           --          663
Retirement of
  company-obligated
  mandatorily redeemable
  preferred capital
  securities (note 6).....       --       --        2,919             --           --              --           --        2,919
Dividends declared on
  common stock............       --       --           --             --           --              --      (13,442)     (13,442)
                            -------   ------     --------      ---------        -----         -------     --------     --------
Balance at December 31,
  1998....................  $25,426   $5,000     $290,091      $  26,711        $(240)        $    --     $503,210     $850,198
1999:
Net income................       --       --           --             --           --              --       66,654       66,654
Net unrealized (loss) on
  securities..............       --       --           --       (163,635)          --              --           --     (163,635)
Minimum pension liability
  adjustment..............       --       --           --            960           --              --           --          960
Stock issued under various
  incentive plans, net of
  forfeitures.............       30       --          788             --          (83)             --           --          735
Purchase of treasury
  stock...................     (385)      --       (8,531)            --           --              --           --       (8,916)
Retirement of
  company-obligated
  mandatorily redeemable
  preferred capital
  securities (note 6).....       --       --          355             --           --              --           --          355
Dividends declared on
  common stock............       --       --           --             --           --              --      (12,101)     (12,101)
Adoption of leveraged ESOP
  (note 8)................       --       --           --             --           --          (1,778)                   (1,778)
Allocation of shares in
  leveraged ESOP (note
  8)......................       --       --          128             --           --             400           --          528
                            -------   ------     --------      ---------        -----         -------     --------     --------
Balance at December 31,
  1999....................  $25,071   $5,000     $282,831      $(135,964)       $(323)        $(1,378)    $557,763     $733,000
                            =======   ======     ========      =========        =====         =======     ========     ========

See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income........................................   $     66,654   $     62,829   $     58,059
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Policyowner assessments on universal life and
     annuity products.............................        (54,944)       (71,104)       (43,441)
  Interest credited to policyowner account
     balances.....................................        311,428        316,782        114,584
  Realized investment (gains) losses..............         (3,244)           112        (13,791)
  Goodwill amortization...........................          7,403          7,531            602
  VOBA amortization...............................         32,604         32,932          2,790
  Change in:
     Accrued investment income....................        (11,670)         4,792           (351)
     Reinsurance receivables......................        (11,361)            29         (1,548)
     Deferred policy acquisition costs............       (118,078)      (117,452)       (30,365)
     Liabilities for future policy benefits.......        329,948        104,303         (8,966)
     Policy and contract claims and other
       policyowner funds..........................           (291)         8,885         (2,727)
     Income taxes:
       Current....................................         11,250         (1,607)        (1,552)
       Deferred...................................         11,478          2,619          2,156
  Other, net......................................          1,537         22,849         12,970
  Change in Closed Block assets and liabilities,
     net..........................................         59,548        105,911        135,970
                                                     ------------   ------------   ------------
Net cash provided by operating activities.........        632,262        479,411        224,390
                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed maturities available-for-sale...    (11,253,044)    (3,449,439)    (1,473,579)
Maturities, calls and principal reductions of
  fixed maturities available for sale.............     10,865,639      3,544,178      1,356,762
Purchase of equity securities.....................       (213,935)      (323,295)       (53,850)
Proceeds from sale of equity securities...........        229,101        331,641         67,794
Proceeds from repayment and sale of mortgage
  loans...........................................        132,257        118,947        171,082

                           AMERUS LIFE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Purchase of mortgage loans...........................      (175,909)     (231,004)     (137,222)
Purchase of real estate and other invested assets....      (119,037)     (266,416)      (22,524)
Proceeds from sale of real estate and other invested
  assets.............................................        53,642       232,494            --
Change in policy loans, net..........................           922         7,079        (9,625)
Other assets, net....................................         2,469        (5,978)       89,109
Acquisitions, net of cash acquired...................            --            --      (153,798)
Change in Closed Block investments, net..............       (54,373)      (93,364)     (103,401)
                                                        -----------   -----------   -----------
  Net cash (used in) investing activities............      (532,268)     (135,157)     (269,252)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Deposits to policyowner account balances.............     1,023,252       855,181       122,531
Withdrawals from policyowner account balances........    (1,169,228)   (1,087,856)     (233,537)
Change in debt, net..................................        32,037      (125,384)       78,054
Purchase of treasury stock...........................        (8,916)     (102,135)           --
Issuance of treasury stock...........................           735           663            --
Dividends to shareholders............................       (12,101)      (13,442)       (6,946)
Issuance of company-obligated mandatorily redeemable
  capital securities.................................            --       144,963        86,000
Retirement of company-obligated mandatorily
  redeemable capital securities......................        (1,523)      (14,235)           --
Adoption and allocation of shares in leveraged
  ESOP...............................................        (1,250)           --            --
Net proceeds from initial public stock offering......            --            --        55,027
                                                        -----------   -----------   -----------
  Net cash provided by (used in) financing
     activities......................................      (136,994)     (342,245)      101,129
                                                        -----------   -----------   -----------
  Net increase (decrease) in cash....................       (37,000)        2,009        56,267
Cash and cash equivalents at beginning of period.....        60,090        58,081         1,814
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of period...........   $    23,090   $    60,090   $    58,081
                                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES
Interest paid........................................   $    28,424   $    26,641   $    10,420
                                                        ===========   ===========   ===========
Income taxes paid....................................   $     9,267   $    17,566   $    42,801
                                                        ===========   ===========   ===========

                           AMERUS LIFE HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Details of acquisitions
  Fair value of assets acquired......................   $        --   $        --   $ 5,744,191
  Liabilities assumed................................            --            --     5,190,829
                                                        -----------   -----------   -----------
  Carrying value of acquisitions.....................            --            --       553,362
  Common stock issued................................            --            --      (343,894)
  Warrants, options and SAR's rolled over............            --            --       (23,184)
  Payments made on liabilities included above........            --            --        25,800
                                                        -----------   -----------   -----------
  Cash paid..........................................            --            --       212,084
  Less: Cash acquired................................            --            --        58,286
                                                        -----------   -----------   -----------
  Net cash paid for acquisitions.....................   $        --   $        --   $   153,798
                                                        ===========   ===========   ===========

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

CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in conformity with Generally Accepted Accounting Principles (GAAP) which, as to the insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted by regulatory authorities.

     The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, principally, AmerUs Life, AmVestors Financial Corporation (AmVestors), Delta Life Corporation (Delta) and AmerUs Capital Management Group, Inc. (ACM). All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                           AMERUS LIFE HOLDINGS, INC.

contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain balances for 1997 and 1998 have been reclassified to conform to the 1999 presentation format.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company includes cash and amounts due from other financial institutions and interest-bearing deposits in other financial institutions purchased with original maturities of three months or less in cash and cash equivalents. Amounts of interest-bearing deposits included as cash equivalents at December 31, 1999 and 1998 were $48.9 million and $86.5 million, respectively.

CLOSED BLOCK

     The Reorganization contained an arrangement, known as a closed block (the Closed Block), to provide for dividends on policies that were generally in force on June 30, 1996 and were within the classes of individual policies for which AmerUs Life had a dividend scale in effect at the time of the Reorganization. The primary products included in the Closed Block are whole life, certain universal life policies and term life insurance policies. The Closed Block was designed to give reasonable assurance to owners of affected policies that assets will be available to support such policies, including maintaining dividend scales in effect at the time of the Reorganization, if the experience underlying such scales continues. The assets, including revenue therefrom, allocated to the Closed Block will accrue solely to the benefit of the owners of policies included in the Closed Block until the Closed Block is no longer in effect. The Company will not be required to support the payment of dividends and interest credits on the Closed Block policies from its general funds, although it could choose to provide such support. The Company will continue to pay guaranteed benefits under all policies, including policies included in the Closed Block, in accordance with their terms. In the event that the Closed Block assets were insufficient to meet the benefits of the Closed Block guaranteed benefits, general assets would be utilized to meet the contractual benefits of the Closed Block policyholders.

     The estimated net cash flows assumed in determining the Closed Block funding consist of premiums from policies included in the Closed Block, investment income from Closed Block assets, proceeds from maturities and dispositions of Closed Block assets, less benefits paid on Closed Block policies, certain expenses funded in the Closed Block, and dividends on Closed Block policies based on current payable dividend scales. To the extent that the actual cash flows from the assets allocated to the Closed Block are, in the aggregate, more favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be greater than the total dividends that would have been paid to such policyholders if the current payable dividend scales had been continued. Conversely, to the extent that the actual cash flows from the assets allocated to the Closed Block are, in the aggregate, less favorable than assumed in establishing the Closed Block, total dividends paid to the Closed Block policyholders in future years will be less than the total dividends that would have been paid to such policyholders if the current payable dividend scales had been continued.

     The financial information of the Closed Block, while prepared on a GAAP basis, reflects its contractual provisions and not its actual results of operations and financial position. Closed Block underwriting, acquisition and insurance expenses include premium taxes and guarantee fund assessments. All other underwriting, acquisition and insurance expenses related to the Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block. Unrealized gains and losses on investments are included outside of the Closed Block as a component of other comprehensive income and will be included in the Closed Block operations upon their realization. Unrealized gains and losses are not included in the determination of the policyholder obligation.

                           AMERUS LIFE HOLDINGS, INC.

     Summarized financial information of the Closed Block as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1999, 1998 and 1997, is as follows (in thousands):

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
ASSETS:
Securities available for sale at fair value
  Fixed maturity securities (amortized cost
     1999 -- $1,133,717; 1998 -- $1,074,208;
     1997 -- $1,004,976)................................   $1,087,672   $1,116,540   $1,053,066
  Short-term investments................................           --        8,875          660
Policy loans............................................      188,035      181,866      168,368
Other investments.......................................          602        3,027          591
Cash and cash equivalents...............................        5,910            4           21
Accrued investment income...............................       14,949       14,445       12,617
Premiums and fees receivable............................          957        3,385        3,591
Deferred policy acquisition costs.......................       97,141      117,479      143,765
Other assets............................................       17,356        7,684        9,169
                                                           ----------   ----------   ----------
     Total Assets.......................................   $1,412,622   $1,453,305   $1,391,848
                                                           ==========   ==========   ==========
LIABILITIES:
Future life and annuity policy benefits.................   $1,581,923   $1,517,162   $1,448,725
Policyowner funds.......................................        8,905        6,350        6,786
Accrued expenses........................................           --        3,887        5,980
Dividends payable to policyowners.......................      152,984      149,487      135,985
Policy and contract claims..............................        4,670        8,395        5,966
Other liabilities.......................................        7,582       17,914       19,990
                                                           ----------   ----------   ----------
     Total Liabilities..................................   $1,756,064   $1,703,195   $1,623,432
                                                           ==========   ==========   ==========
REVENUES AND EXPENSES:
Insurance premiums......................................   $  189,444   $  198,178   $  206,145
Universal life and annuity product charges..............       12,463       13,695       13,599
Net investment income...................................      108,117      115,762      113,759
Realized gains (losses) on investments..................         (380)      10,324          718
Policyowner benefits....................................     (193,482)    (200,783)    (206,638)
Underwriting, acquisition and other expenses............       (4,408)      (5,042)      (5,477)
Amortization of deferred policy acquisition costs.......      (20,337)     (26,286)     (31,471)
Dividends to policyowners...............................      (66,251)     (74,370)     (59,591)
                                                           ----------   ----------   ----------
Contribution from the Closed Block before income
  taxes.................................................   $   25,166   $   31,478   $   31,044
                                                           ==========   ==========   ==========

INVESTMENTS

     Investments in fixed maturity and equity securities that are to be held for indefinite periods of time are reported as securities available-for-sale. Securities available-for-sale are reported in the accompanying consolidated financial statements at fair value. Any valuation changes resulting from changes in the fair value of these securities are reflected as a component of stockholders' equity, except for certain policies of Delta Life which have specific investments identified and for which valuation changes and related unrealized gains and losses are included in future life and annuity policy benefits. These unrealized gains or losses in stockholders' equity, excluding certain Delta Life unrealized gains or losses as described above, are reported net of taxes and adjustments to deferred policy acquisition costs and value of business acquired.

                           AMERUS LIFE HOLDINGS, INC.

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

     The Company has one $250 million separate account funding agreement. Under this agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. The funding agreement is secured by assets in the Company's separate account and is further backed by the general account assets. The separate account assets are legally segregated and are not subject to claims that arise out of any other business of the Company. The separate account assets and liabilities are included with general account assets in the financial statements. The funding agreement may not be cancelled by the commercial paper conduit unless there is a default under the agreement, but the Company may terminate at any time.

     Investments in partnerships and joint ventures are accounted for under the equity method whereby the Company initially records the investment at cost. Subsequently, the Company increases or decreases the carrying amount of the investment for its share of income or loss, respectively, of the investee. The Company is primarily a limited partner in such investments.

MORTGAGE LOANS

     Loans are stated at the principal amounts outstanding, net of unearned income, deferred loan fees, discounts, and allowances for possible losses. Unearned income, net deferred loan fees, premiums, and discounts on loans which are probable of collection are amortized over the terms of the loans using a method that approximates the interest method. A loan is considered impaired if it is probable that contractual amounts due will not be collected. Impaired loans are valued at the fair value of the underlying collateral. Accrued interest receivable in arrears which management believes is doubtful of collection is charged against income. Subsequent interest income is not recognized on such loans until collected or until determined by management to be collectible.

REAL ESTATE

     Real estate is stated at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives using primarily accelerated depreciation methods.

INTEREST RATE SWAPS, CAPS, SWAPTIONS AND OPTIONS

     The Company uses interest rate swaps, caps, swaptions and options as part of its overall interest rate risk management strategy for certain life insurance and annuity products. The book values of the underlying hedged investments or anticipated investment transactions are amortized over the remaining lives of the

                           AMERUS LIFE HOLDINGS, INC.

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

     The Company has equity-indexed annuity products that guarantee the return of principal to the customer and credits interest based on a percentage of the gain in the S&P 500 Index -Registered Trademark-. A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the term. A portion of the premium is used to purchase S&P 500 call options to hedge the growth in interest credited to the customer as a direct result of increases in the S&P 500 Index -Registered Trademark-. The amounts to be paid or received pursuant to these agreements are accrued and recognized in income over the life of the agreements. The initial cost of an option agreement is amortized to income over the life of the agreement.

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

                           AMERUS LIFE HOLDINGS, INC.

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

FUTURE POLICY BENEFITS

     The liability for future policy benefits for traditional life insurance is computed using the net level method, utilizing the guaranteed interest and mortality rates used in calculating cash surrender values as described in the contracts. Reserve interest assumptions range from 2.00 percent to 7.50 percent. The weighted average assumed interest rate for all traditional life policy reserves was 4.33 percent in 1999, 4.30 percent in 1998 and 4.27 percent in 1997. Policy benefit claims are charged to expense in the period that the claims are incurred. All insurance-related benefits, losses, and expenses are reported net of reinsurance ceded.

                           AMERUS LIFE HOLDINGS, INC.

     Future policy benefit reserves for universal life insurance and annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. The weighted average interest crediting rates for universal life products were 5.67 percent in 1999, 6.08 percent in 1998 and 6.23 percent in 1997. The range of interest crediting rates for annuity products, excluding bonus interest payouts, was 4.00 to 7.00 percent in 1999, 1998 and 1997.

PARTICIPATING POLICIES

     Participating policies entitle the policyowners to receive dividends based on actual interest, mortality, morbidity, and expense experience for the related policies. These dividends are distributed to the policyowners through an annual dividend using current dividend scales which are approved by the board of directors. Nearly 100 percent of traditional life policies are currently paying dividends and traditional life policies represent approximately 64 percent of the Company's individual life policies in force (based on face amounts).

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

GUARANTY FUND ASSESSMENTS

     The Company is subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyowners and claimants in the event of insolvency of other life insurance companies. As of December 31, 1999, the Company has accrued for the gross amount of guaranty fund assessments for known insolvencies net of estimated recoveries of premium tax offsets.

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

                           AMERUS LIFE HOLDINGS, INC.

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

TREASURY STOCK

     The Company accounts for its treasury stock using the par value method. Shares purchased for treasury are not retired and are reissued as needed.

EMERGING ACCOUNTING MATTERS

SFAS 133 AND 137

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the consolidated balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows or forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the consolidated statement of operations. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. The Company is evaluating SFAS No. 133 and has not determined its effect on the consolidated financial statements.

SOP 97-3

     On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on when an insurance or other enterprise should recognize a liability for guaranty fund and other assessments and on how to measure such liability. The adoption of SOP 97-3 had no material impact on the financial position or results of operations as the Company currently estimates assessment liabilities when a determination of an insolvency has occurred.

SOP 98-1

     On January 1, 1999, the Company adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. The adoption of SOP 98-1 had no material impact on the financial position or results of operations of the Company.

                           AMERUS LIFE HOLDINGS, INC.

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

BUSINESS RISKS

     The Company operates in a business environment which is subject to various risks and uncertainties. Such risks and uncertainties include interest rate risk, legal and regulatory changes and default risk.

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

     The potential also exists for changes in the legal or regulatory environment in which the Company operates, which can create additional costs and expenses not anticipated by the Company in pricing its products. In other words, regulatory initiatives or new legal theories may create costs for the Company beyond those recorded in the financial statements. The Company mitigates this risk by operating in a geographically diverse area, which reduces its exposure to any single jurisdiction, closely monitoring the regulatory environment to anticipate changes and by using underwriting practices which identify and minimize the potential adverse impact of this risk.

     Default risk is the risk that issuers of securities owned by the Company may default or that other parties, including reinsurers, may not be able to pay amounts due the Company. The Company attempts to minimize this risk by adhering to a conservative investment strategy, holding a well diversified portfolio of assets to minimize concentrations, maintaining sound reinsurance and credit and collection policies and providing allowances or reserves for any amounts deemed uncollectible.

                           AMERUS LIFE HOLDINGS, INC.

(2) INVESTMENTS

     The Company's investments at December 31, 1999 and 1998 classified as available-for-sale securities are summarized as follows:

                                                                 GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED
                                                     COST        GAINS        LOSSES     FAIR VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Fixed maturity securities available-for-sale at
  December 31, 1999
  Corporate bonds..............................   $3,903,988    $18,332      $212,372    $3,709,948
  U.S. government bonds........................      360,808         44        11,679       349,173
  State and political subdivisions.............       47,208         --         1,761        45,447
  Foreign government bonds.....................      157,460      6,078         4,175       159,363
  Asset-backed bonds...........................      660,399         32        47,899       612,532
  Mortgage-backed bonds........................    1,608,846      3,382        58,780     1,553,448
  Redeemable preferred stock...................      267,795      5,144        22,095       250,844
                                                  ----------    -------      --------    ----------
     Total fixed maturities
       available-for-sale......................   $7,006,504    $33,012      $358,761    $6,680,755
                                                  ==========    =======      ========    ==========
Equity securities available-for-sale...........   $   13,440    $ 1,735      $    590    $   14,585
                                                  ==========    =======      ========    ==========
Short-term investments available-for-sale......   $      155    $    --      $     --    $      155
                                                  ==========    =======      ========    ==========

                                                                 GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED
                                                     COST        GAINS        LOSSES     FAIR VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Fixed maturity securities available-for-sale at
  December 31, 1998
  Corporate bonds..............................   $3,405,967    $121,783     $ 21,032    $3,506,718
  U.S. government bonds........................       73,661      2,639            12        76,288
  State and political subdivisions.............       47,347      2,134            --        49,481
  Foreign government bonds.....................      130,557      6,455         8,218       128,794
  Asset-backed bonds...........................      726,991      5,382        17,258       715,115
  Mortgage-backed bonds........................    2,141,129     29,595         1,719     2,169,005
  Redeemable preferred stock...................      105,843      2,613         7,313       101,143
                                                  ----------    -------      --------    ----------
     Total fixed maturities
       available-for-sale......................   $6,631,495    $170,601     $ 55,552    $6,746,544
                                                  ==========    =======      ========    ==========
Equity securities available-for-sale...........   $   47,446    $ 1,690      $ 16,951    $   32,185
                                                  ==========    =======      ========    ==========
Short-term investments available-for-sale......   $   22,428    $    --      $     --    $   22,428
                                                  ==========    =======      ========    ==========

                           AMERUS LIFE HOLDINGS, INC.

     The amortized cost and estimated fair value of investments in fixed maturity securities at December 31, 1999, are summarized by stated maturity as follows:

                                                                AMORTIZED        FAIR
                                                                   COST         VALUE
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Fixed maturities available-for-sale
  Due in 2000...............................................    $   96,137    $   96,420
  Due in 2001 -- 2005.......................................     1,904,087     1,849,422
  Due in 2006 -- 2010.......................................     1,961,843     1,833,885
  Due after 2010............................................     1,435,591     1,347,580
  Mortgage-backed securities................................     1,608,846     1,553,448
                                                                ----------    ----------
                                                                $7,006,504    $6,680,755
                                                                ==========    ==========

     The foregoing data is based on the stated maturities of the securities. Actual maturities will differ for some securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The ratings of the Company's fixed maturity securities at December 31, 1999 are summarized as follows (in thousands):

Treasuries and AAA..........................................    $2,473,459
AA..........................................................       451,471
A...........................................................     1,633,532
BBB.........................................................     1,596,128
BB..........................................................       366,656
Less than BB................................................       159,509
                                                                ----------
                                                                $6,680,755
                                                                ==========

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

     Major categories of investment income are summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------   --------   --------
                                                                       (IN THOUSANDS)
Fixed maturity securities...................................   $490,123   $456,338   $185,433
Equity securities...........................................        821      1,340      2,118
Mortgage loans on real estate...............................     53,996     45,999     30,373
Real estate.................................................         36      1,629      1,048
Policy loans................................................      6,580      6,632      5,215
Other.......................................................     (2,171)       817     10,036
                                                               --------   --------   --------
Gross investment income.....................................    549,385    512,755    234,223
Investment expenses.........................................      9,313      9,383      9,792
                                                               --------   --------   --------
Net investment income.......................................   $540,072   $503,372   $224,431
                                                               ========   ========   ========

                           AMERUS LIFE HOLDINGS, INC.

     Investment expenses include depreciation on real estate of none, $0.9 million and $0.3 million in the years ended December 31, 1999, 1998 and 1997, respectively.

     Realized gains and losses on investments and provisions for loan losses are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                               -----------------------------
                                                                 1999       1998      1997
                                                               --------   --------   -------
                                                                      (IN THOUSANDS)
Securities available-for-sale
  Fixed maturity securities
     Gross realized gains...................................   $ 57,194   $ 45,897   $15,862
     Gross realized losses..................................    (44,944)   (32,003)   (9,335)
  Equity securities
     Gross realized gains...................................      3,841      7,800     3,670
     Gross realized losses..................................    (18,296)    (7,771)      (57)
Other investments...........................................      1,052     (3,661)    8,219
Provision for loan losses...................................      4,397    (10,374)   (4,568)
                                                               --------   --------   -------
                                                               $  3,244   $   (112)  $13,791
                                                               ========   ========   =======

     The unrealized appreciation on invested assets available-for-sale is reported as a separate component of stockholders' equity, reduced by adjustments to deferred acquisition costs, VOBA, and a provision for deferred income taxes.

     A summary of the components of the net unrealized appreciation on invested assets carried at fair value is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Unrealized appreciation
  Fixed maturity securities................................   $(283,908)  $104,676   $119,507
  Equity securities........................................       1,145    (15,261)     1,218
  Other investments........................................         (76)       674        304
  Closed Block investments.................................     (46,045)    42,332     48,090
Deferred policy acquisition costs and value of business
  acquired.................................................     119,961    (82,286)   (83,426)
Deferred income taxes......................................      72,959    (22,464)   (29,946)
                                                              ---------   --------   --------
                                                              $(135,964)  $ 27,671   $ 55,747
                                                              =========   ========   ========

     The change in unrealized appreciation on fixed maturity securities was a decrease of $389 million, a decrease of $15 million and an increase of $41 million for the years ended December 31, 1999, 1998 and 1997, respectively; the corresponding amounts for equity securities were a $16 million increase, a $16 million decrease and a $3 million decrease, respectively.

     At December 31, 1999, investments in fixed maturity securities with a carrying amount of $26.3 million were on deposit with state insurance departments to satisfy regulatory requirements.

     No investment in any person or its affiliates exceeded 10 percent of stockholders' equity at December 31, 1999.

                           AMERUS LIFE HOLDINGS, INC.

(3) MORTGAGE LOANS ON REAL ESTATE

     Mortgage loans on real estate consist of commercial and residential mortgage loan investments as follows:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------   --------   --------
                                                                       (IN THOUSANDS)
Commercial loans............................................   $463,707   $393,842   $460,591
Residential and other mortgage loans........................    169,525    194,860     17,166
Valuation allowance.........................................    (18,046)   (22,299)   (15,284)
                                                               --------   --------   --------
  Total mortgage loans......................................   $615,186   $566,403   $462,473
                                                               ========   ========   ========

     The Company manages its credit risk associated with these loans by diversifying its mortgage portfolio by property type and geographic location and by seeking favorable loan to value ratios on secured properties. The states with the highest concentration of mortgage loans were Florida, Texas, and Tennessee with principal balances of $93.6 million, $84.5 million and $38.4 million, respectively.

     At December 31, 1999 and 1998, the Company's investment in mortgage loans included $1.7 million and $15.4 million, respectively, in loans that are considered to be impaired, for which the related allowance for credit losses are $0.9 million and $4.0 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 1999 and 1998 was $8.5 million and $18.9 million, respectively. For the years ended December 31, 1999 and 1998, the Company recorded $1.9 million and $0.3 million, respectively, in interest income on those impaired loans.

     The amounts the Company will ultimately realize from these loans could differ materially from their carrying values because of future developments affecting the underlying collateral or the borrower's ability to repay the loans and leases. As of December 31, 1999, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual or restructured.

     No mortgage loan on any one individual property exceeded $13 million at December 31, 1999.

     Provisions for losses are summarized as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                               ---------------------------
                                                                1999      1998      1997
                                                               -------   -------   -------
                                                                     (IN THOUSANDS)
Balance at beginning of year................................   $22,299   $15,284   $11,622
  Charge offs, net of recoveries............................       144    (2,259)     (855)
  Write down on mortgages sold/transferred to real estate...        --    (1,100)      (51)
                                                               -------   -------   -------
Net increase (decrease) for year............................       144    (3,359)     (906)
  Provision for losses......................................    (4,397)   10,374     4,568
                                                               -------   -------   -------
Balance at end of year......................................   $18,046   $22,299   $15,284
                                                               =======   =======   =======

     Write downs on loans sold or transferred to real estate fluctuate between periods in relation to foreclosure activity and the related underlying collateral values.

                           AMERUS LIFE HOLDINGS, INC.

(4) DEFERRED POLICY ACQUISITION COSTS

     A summary of the policy acquisition costs deferred and amortized are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Balance at beginning of year.............................    $319,774    $202,322    $171,957
Policy acquisition costs deferred........................     153,254     144,734      51,351
Policy acquisition costs amortized.......................     (35,176)    (27,282)    (20,986)
                                                             --------    --------    --------
                                                              437,852     319,774     202,322
Unrealized (gain) loss on available-for-sale
  securities.............................................      91,811     (73,744)    (83,426)
                                                             --------    --------    --------
Balance at end of year...................................    $529,663    $246,030    $118,896
                                                             ========    ========    ========

     The components of the deferred policy acquisition costs are as follows:

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Universal life insurance.................................    $123,425    $116,734    $117,673
Annuity products.........................................     207,396     127,115      39,783
Participating traditional life insurance.................      84,265      58,403      36,006
Non-participating traditional life insurance.............      22,766      17,522       8,860
                                                             --------    --------    --------
                                                              437,852     319,774     202,322
Unrealized (gain) loss on available-for-sale
  securities.............................................      91,811     (73,744)    (83,426)
                                                             --------    --------    --------
                                                             $529,663    $246,030    $118,896
                                                             ========    ========    ========

     Commissions represent approximately 79 percent of deferred policy acquisition costs.

(5) VALUE OF BUSINESS ACQUIRED

     A summary of VOBA established and amortized is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------   --------   --------
                                                                       (IN THOUSANDS)
Balance at beginning of the year............................   $233,082   $266,014   $     --
Value of business acquired during the year..................      1,914         --    268,804
Amortization of VOBA asset..................................    (32,604)   (32,932)    (2,790)
                                                               --------   --------   --------
                                                                202,392    233,082    266,014
Unrealized (gain) loss on available-for-sale securities.....     28,150     (8,542)        --
                                                               --------   --------   --------
Balance at end of year......................................   $230,542   $224,540   $266,014
                                                               ========   ========   ========

                           AMERUS LIFE HOLDINGS, INC.

     Amortization is recognized in proportion to expected future gross profits over a 20 year period and is based on the average interest crediting rates which range from 4.05% to 7.61% for 1999 and over the next five years. Interest accrued on the unamortized VOBA amounted to $13.0 million and $14.6 million in 1999 and 1998, respectively, which is netted with the VOBA amortization expense. The estimated amortization for the next five years is as follows:

2000..................................................   36,468
2001..................................................   32,855
2002..................................................   28,119
2003..................................................   23,472
2004..................................................   18,116

(6) DEBT AND CAPITAL SECURITIES

     Debt consists of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
Federal Home Loan Bank community investment long-term
  advances with a weighted average interest rate of 6.29% at
  December 31, 1999, maturing at various dates through
  January, 2014 (A).........................................    $ 16,088    $ 16,051
Revolving credit agreement (B)..............................      32,000          --
Senior notes bearing interest at 6.95% due June, 2005.......     125,000     125,000
                                                                --------    --------
                                                                $173,088    $141,051
                                                                ========    ========

---------------

(A) The Company has multiple credit arrangements with the Federal Home Loan Bank
    (FHLB). In addition to the long-term advances disclosed above, the Company has a $25 million open secured line of credit and periodically, the Company borrows amounts under repurchase agreements, of which no amount was outstanding under either type of facility at December 31, 1999. The carrying value of the securities pledged to the FHLB under all agreements was $17.7 million at December 31, 1999.

(B) The revolving credit agreement provides for a maximum borrowing of $150 million in 1999 with the balance maturing in October, 2002. The interest rate is variable, however, the Company may elect to fix the rate for periods from 30 days to six months. The loan agreement contains various financial and operating covenants which, among other things, limit future indebtedness and restrict the amount of future dividend payments.

                           AMERUS LIFE HOLDINGS, INC.

     Capital securities consist of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
AmerUs Capital I 8.85% Capital
  Securities Series A due February 1, 2007 (A)..............    $ 86,000    $ 86,000
AmerUs Capital II 7.00% Adjustable
  Conversion-rate Equity Security Units are due July 27,
  2003 (B)..................................................     128,791     130,729
                                                                --------    --------
                                                                $214,791    $216,729
                                                                ========    ========

---------------

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

(B) The Adjustable Conversion-rate Equity Security Units were issued through a wholly-owned subsidiary trust, AmerUs Capital II. Each unit consists of a forward common stock purchase contract for a share at a price of $31.5625 per share on July 27, 2001, and a quarterly income preferred security bearing interest at 6.86% and due July 27, 2003. The Company repurchased 451,000 units on December 31, 1998 at an average unit price of $22.89. On September 10, 1999, the Company repurchased 61,400 units at an average unit price of $24.80. These transactions resulted in gains of $2.9 million and $0.4 million, respectively, which have been reflected as additions to paid-in capital as the gains are primarily attributable to the change in value of the forward common stock purchase contract. The Company is obligated to mandatorily redeem the capital securities on July 27, 2003. At December 31, 1999, 4,080,500 units were outstanding.

     Maturities of debt and capital securities are as follows for each of the five years ending December 31:

                                                              (IN THOUSANDS)
                                                              --------------
Year ending December 31,
     2000...................................................     $    461
     2001...................................................          491
     2002...................................................       32,524
     2003...................................................      129,349
     2004...................................................          595
  Thereafter................................................      224,459
                                                                 --------
                                                                 $387,879
                                                                 ========

     Interest expense on the debt and capital securities totaled $28.3 million, $27.1 million and $14.9 million in the years ended December 31, 1999, 1998 and 1997, respectively.

                           AMERUS LIFE HOLDINGS, INC.

(7) INCOME TAXES

     Comprehensive federal income tax expense is summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------    -------    -------
                                                                       (IN THOUSANDS)
Income tax expense (benefit) on:
  Operations...............................................    $ 32,115    $28,422    $22,022
  Other comprehensive income...............................     (87,594)   (15,635)    12,739
                                                               --------    -------    -------
                                                               $(55,479)   $12,787    $34,761
                                                               ========    =======    =======

     The effective income tax rate on pre-tax income varies from the prevailing corporate federal income tax rate and is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1999      1998      1997
                                                                ------    ------    ------
Corporate federal income tax rate...........................    35.00%    35.00%    35.00%
Tax-exempt investment income................................    (0.72%)   (0.34%)   (0.54%)
Acquisitions costs and reorganization expenses..............     0.62%        --     0.22%
Goodwill amortization.......................................     2.62%     3.01%     0.39%
Net benefit of tax credits..................................    (5.28%)   (6.04%)   (7.88%)
Other items, net............................................     0.28%    (0.48%)    0.31%
                                                                ------    ------    ------
Effective tax rate..........................................    32.52%    31.15%    27.50%
                                                                ======    ======    ======

     The Company's federal income tax expense (benefit) is summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Current.....................................................    $17,140    $25,803    $19,866
Deferred....................................................     14,975      2,619      2,156
                                                                -------    -------    -------
Total federal income tax expense............................    $32,115    $28,422    $22,022
                                                                =======    =======    =======

                           AMERUS LIFE HOLDINGS, INC.

     The significant components of net deferred income tax assets (liabilities) are summarized as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
Deferred income tax assets
  Policy reserves and policyholder funds....................    $292,533    $248,011
  Policy acquisition costs capitalized for tax..............      49,188      14,920
  Deferred policy acquisition costs related to unrealized
     appreciation...........................................          --      23,953
  Net unrealized depreciation on available-for-sale
     securities.............................................     114,945          --
  Deferred compensation.....................................       9,085      14,881
  Credit carryover..........................................      14,412          --
  Other invested assets.....................................       2,407          --
  Other.....................................................      17,636      31,617
                                                                --------    --------
     Total gross deferred income tax asset..................     500,206     333,382
                                                                --------    --------
Deferred income tax liabilities
  Deferred policy acquisition costs.........................    (182,489)   (123,205)
  Net unrealized appreciation on available-for-sale
     securities.............................................          --     (71,510)
  Deferred policy acquisition costs related to unrealized
     depreciation...........................................     (41,986)         --
  Reinsurance receivable....................................    (113,521)    (50,743)
  Value of business acquired................................     (70,837)    (81,579)
  Other.....................................................     (18,682)    (17,743)
                                                                --------    --------
     Total gross deferred income tax liability..............    (427,515)   (344,780)
                                                                --------    --------
     Net deferred income tax asset (liability)..............    $ 72,691    $(11,398)
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

     Federal income tax returns for the Company for years through 1992 are closed to further assessment of taxes. The Internal Revenue Service is examining federal income tax returns of the Company for 1993 through 1996. Management believes adequate provisions have been made for any additional taxes which may become due with respect to open years.

(8) EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS

     The Company has defined benefit pension plans which covered substantially all of the Company's employees, as well as employees of certain other subsidiary companies of AMHC. The plans provided for benefits based upon years of service and the employee's compensation. The Company froze the defined benefit pension plans effective December 31, 1995, and has recognized its portion of a curtailment gain amounting to $6.2 million. Effective January 1, 1996, the defined benefit pension plans were replaced by a defined contribution savings and retirement plan which also replaced the Company's defined contribution pension plans.

                           AMERUS LIFE HOLDINGS, INC.

                                                                  DECEMBER 31,
                                                               -------------------
                                                                 1999       1998
                                                               --------   --------
                                                                 (IN THOUSANDS)
Change in benefit obligation
  Benefit obligation at beginning of year...................   $ 42,202   $ 40,865
  Interest cost.............................................      2,690      2,916
  Amendments................................................      1,141        799
  Actuarial (gain)/loss.....................................     (3,987)       627
  Settlements...............................................        632         --
  Actual benefits paid......................................    (10,640)    (3,005)
                                                               --------   --------
     Benefit obligation at end of year......................   $ 32,038   $ 42,202
                                                               ========   ========
Change in plan assets
  Fair value of plan assets at beginning of year............   $ 43,591   $ 43,392
  Actual return on plan assets..............................     (2,399)     3,250
  Company contribution......................................      5,898        348
  Benefits paid and transfers...............................    (10,640)    (3,399)
                                                               --------   --------
     Fair value of plan assets at end of year...............   $ 36,450   $ 43,591
                                                               ========   ========
Reconciliation of funded status
  Accumulated benefit obligation............................   $(32,038)  $(42,202)
  Projected benefit obligation..............................    (32,038)   (42,202)
  Market value of plan assets...............................     36,450     43,591
                                                               --------   --------
  Funded status.............................................      4,412      1,389
  Unrecognized transition obligation........................        (16)       (55)
  Unrecognized prior service cost...........................        421        248
  Unrecognized net (gain)/loss..............................      1,122        812
                                                               --------   --------
  Prepaid benefit cost......................................   $  5,939   $  2,394
                                                               ========   ========
Amounts recognized in the consolidated balance sheet consist of
  Liabilities
     Accrued pension cost...................................   $ (3,374)  $ (7,158)
     Additional minimum liability...........................         --     (1,898)
                                                               --------   --------
       Total accrued pension liability......................   $ (3,374)  $ (9,056)
                                                               ========   ========
  Assets
     Prepaid pension cost...................................   $  9,313   $  9,312
     Intangible asset.......................................         --        420
                                                               --------   --------
       Total assets.........................................   $  9,313   $  9,732
                                                               ========   ========
Other comprehensive income
  Accumulated other comprehensive income....................   $     --   $  1,718
  Prepaid pension cost......................................   $  5,939   $  2,394
Weighted-average assumptions as of end of year
  Discount rate.............................................      8.00%      6.75%
  Expected return on plan assets............................      8.00%      8.00%
  Rate of compensation increase.............................        N/A        N/A

                           AMERUS LIFE HOLDINGS, INC.

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------   --------   --------
                                                                       (IN THOUSANDS)
Components of net periodic benefit cost
  Service cost..............................................   $     --   $     --   $    784
  Interest cost.............................................      2,690      2,916      3,457
  Expected return on plan assets............................     (3,368)    (3,463)    (4,006)
  Amortization of transition obligation.....................         (5)        (6)       (61)
  Amortization of prior service cost........................        (32)       769        (30)
  Recognized actuarial loss.................................         27         40         22
                                                               --------   --------   --------
  Net periodic benefit cost.................................   $   (688)  $    256   $    166
  Settlement cost...........................................      2,408         --        141
                                                               --------   --------   --------
     Total expense..........................................   $  1,720   $    256   $    307
                                                               ========   ========   ========

DEFINED CONTRIBUTION PENSION PLANS

     The Company has a defined contribution savings and retirement plan. Company contributions are non-discretionary and consist of a matching contribution of an amount equal to 125 percent of employee contributions, up to 4 percent of annual employee compensation, and an annual contribution of an amount equal to 4 percent of annual employee compensation. Beginning in 1999, the Company uses a combination of cash and Company common stock for the annual contribution. The shares for this purpose are provided by the Company's leveraged Employee Stock Ownership Plan. Compensation expense for the employer match and annual contribution amounted to $4.1 million, $3.1 million and $3.7 million in 1999, 1998 and 1997, respectively, including $0.5 million of ESOP compensation expense in 1999.

LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the acquisition of AmVestors, the Company has a leveraged Employee Stock Ownership Plan (ESOP) which was sponsored by AmVestors for all AmVestors full-time employees with one year of service. The ESOP acquired AmVestors stock, which was subsequently exchanged for the Company's stock, through the proceeds of a note payable to American Investors Life Insurance Company, a subsidiary of AmVestors. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $1.4 million and $1.8 million at December 31, 1999 and 1998, respectively.

     The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees of the Company and certain other subsidiaries of AMHC, based on the proportion of debt service paid in the year. Beginning in 1999, the released shares are used to fund a portion of the Company's annual defined contribution savings and retirement plan contribution.

     The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, as shares are released from collateral, compensation expense, or a reduction in the annual defined contribution savings and retirement plan liability, is reported equal to the current market price of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. ESOP compensation expense was $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                           AMERUS LIFE HOLDINGS, INC.

     The ESOP shares were as follows:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------   --------   --------
Allocated shares............................................    169,439    148,336    152,149
Unallocated shares..........................................     79,307    102,362    123,909
                                                               --------   --------   --------
Total ESOP shares...........................................    248,746    250,698    276,058
                                                               ========   ========   ========
Fair market value of unallocated shares (in thousands)......   $  1,824   $  2,250   $  4,570

NONQUALIFIED PENSION PLAN

     The Company has a nonqualified pension plan covering substantially all of AmerUs Life's career and general agents. Accumulated benefits of the plan are unfunded and have been included in other liabilities at December 31, 1999 and 1998, amounting to $21.2 million, and $16.9 million, respectively. Total nonqualified pension expense amounted to $0.9 million, $0.5 million, and $0.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

POSTRETIREMENT PLANS

     The Company has postretirement benefit plans which provide eligible participants and dependents with certain medical, dental and life insurance benefits. The Company's plan for medical and life insurance benefits is combined with that of the subsidiaries of AMHC.

                           AMERUS LIFE HOLDINGS, INC.

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Change in benefit obligation
  Benefit obligation at beginning of year...................    $ 7,585    $ 8,918
  Service cost..............................................        166        268
  Interest cost.............................................        481        536
  Plan participants' contributions..........................         58         52
  Actuarial (gain)/loss.....................................       (964)      (519)
  Settlements...............................................         --       (904)
  Actual benefits paid......................................       (651)      (766)
                                                                -------    -------
     Benefit obligation at end of year......................    $ 6,675    $ 7,585
                                                                =======    =======
Change in plan assets
  Fair value of plan assets at beginning of year............    $    --    $    --
  Company contribution......................................        593        714
  Plan participant contribution.............................         58         52
  Benefits paid.............................................       (651)      (766)
                                                                -------    -------
     Fair value of plan assets at end of year...............    $    --    $    --
                                                                =======    =======
Reconciliation of funded status
  Accumulated postretirement benefit obligation.............    $(6,675)   $(7,585)
  Market value of plan assets...............................         --         --
                                                                -------    -------
  Funded status.............................................    $(6,675)   $(7,585)
  Unrecognized prior service cost...........................        740        823
  Unrecognized net (gain)/loss..............................     (2,723)    (1,470)
                                                                -------    -------
  Prepaid/(accrued) benefit cost............................    $(8,658)   $(8,232)
                                                                =======    =======
Weighted-average assumptions as of end of year
  Discount rate.............................................      8.00%      6.75%
  Initial weighted health care cost trend rate..............      7.20%      7.50%
  Ultimate health care cost trend rate......................      5.00%      5.00%

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1999      1998      1997
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Components of net periodic benefit cost
  Service cost..............................................    $ 166     $ 268     $ 363
  Interest cost.............................................      481       536       592
  Amortization of prior service cost........................       83        83        83
  Recognized actuarial loss.................................      (68)      (62)      (59)
                                                                -----     -----     -----
  Net periodic benefit cost.................................      662       825       979
  Settlement (gain).........................................       --      (904)       --
                                                                -----     -----     -----
     Total (income) expense.................................    $ 662     $ (79)    $ 979
                                                                =====     =====     =====

                           AMERUS LIFE HOLDINGS, INC.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 1999:

                                                                1% POINT     1% POINT
                                                                INCREASE    (DECREASE)
                                                                --------    ----------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost components.....     $ 4.3        $ (6.3)
Effect on postretirement benefit obligation.................     $46.4        $(48.6)

(9) RELATED PARTY TRANSACTIONS

     The following summarizes transactions of the Company with affiliates:

                                                                 YEARS ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1999      1998       1997
                                                               ------   --------   --------
                                                                      (IN THOUSANDS)
Dividend to AmerUs Group....................................   $6,953   $  6,948   $  5,012
Management, administrative, data processing, rent and other
  services fee income from affiliates.......................    7,412     10,750     10,983
Interest income from financings of affiliates...............    1,350      3,154      5,300
Interest expense paid to an affiliate on capital
  securities................................................    1,699      1,387         --
Commissions paid to affiliates for the sale of insurance
  products..................................................       --        877      1,833
Rent paid to an affiliate...................................    3,525      3,205      1,790
Real estate management and mortgage servicing fees paid to
  an affiliate..............................................    1,213      1,421      1,050
Investments in partnerships and joint ventures in which an
  affiliate has an interest.................................    5,788      7,149     11,987
Investments in mortgages and other loans from affiliated
  companies and joint ventures..............................   22,088     20,873     46,004
Contribution of joint venture interests and sale of
  partnership interests to partnerships in which an
  affiliate has an interest.................................       --      4,739     10,979
Purchase of limited partnership interests and notes
  receivable from an affiliate..............................    8,756         --         --
Purchase of mortgage loans from affiliates..................   13,100    175,496    111,361
Sale of limited partnership interest to an affiliate........       --     11,933         --
Redemption of adjustable conversion-rate equity security
  units from an affiliate...................................       --     10,324         --
Assumption of equity-index annuities from an affiliate......   59,561         --         --

(10) REINSURANCE

     At December 31, 1999, the Company's maximum retention limit for acceptance of risk on life insurance was $1 million. The Company has indemnity reinsurance agreements with various companies whereby life insurance in excess of its retention limits are reinsured. Insurance in force ceded to nonaffiliated companies under risk sharing arrangements at December 31, 1999, 1998 and 1997, totaled approximately $5,616 million, $3,779 million and $4,102 million, respectively.

     In January, 2000, the Company's maximum retention limit was reduced to $0.1 million for the majority of policies issued since July 1, 1996 and for the majority of new business going forward.

                           AMERUS LIFE HOLDINGS, INC.

     Net premiums and amounts earned were as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------    -------    -------
                                                                       (IN THOUSANDS)
Direct premiums and amounts assessed against
  policyholders............................................    $101,622    $89,848    $56,307
Reinsurance assumed........................................       1,750      1,036      1,375
Reinsurance ceded..........................................     (13,851)    (9,687)    (9,555)
                                                               --------    -------    -------
Net premiums and amounts earned............................    $ 89,521    $81,197    $48,127
                                                               ========    =======    =======

     At December 31, 1999 and 1998, the Company reinsured 25% and 39%, respectively, of its equity index annuity reserves amounting to $108.6 million and $92.6 million, respectively, with an unaffiliated reinsurer. As of the same dates, the Company also reinsured approximately 1% in each year of its deferred annuity reserves amounting to $44.2 million and $59.3 million, respectively, with an unaffiliated reinsurer.

     In the third quarter of 1999, the Company entered into a reinsurance agreement for the assumption of a block of equity-index annuities of its joint venture partner, AVLIC. The Company received assets of approximately $57 million and assumed liabilities of approximately $59 million. A value of business acquired asset of approximately $2 million was recorded in connection with this transaction.

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

(11) COMMITMENTS AND CONTINGENCIES

     The Company has entered into agreements with various partnerships in which a subsidiary of AMHC has an interest. Pursuant to these agreements the Company is obligated to make future capital contributions to the partnerships of up to $58.3 million.

     The Company is party to financial instruments in the normal course of business to meet the financing needs of its customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit, guarantees and standby letters of credit. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. The Company has also guaranteed two loans for a fee. At December 31, 1999, outstanding commitments to extend credit totaled approximately $25.7 million and loan guarantees totaled approximately $6.6 million.

     The Company has an agreement with Bank One, N.A. whereby the Company guarantees the payment of loans made to certain of the Company's managers and executives for the purpose of purchasing Common Stock and ACES pursuant to the Stock Purchase Program. The liability of the Company in respect of the principal amount of loans is limited to $25 million. The Company has also guaranteed interest and all other fees and obligations owing on the loans. Each participant in the program has agreed to repay the Company for any amounts paid by the Company under the guarantee in accordance with a reimbursement agreement entered into between the participant and the Company.

     AmerUs Life and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company (AVLIC), cannot meet its policyholder obligations. At December 31,

                           AMERUS LIFE HOLDINGS, INC.

1999, AVLIC had statutory assets of $2,559.1 million, liabilities of $2,517.4 million, and surplus of $41.6 million.

     In the ordinary course of business, the Company and its subsidiaries are engaged in certain litigation, none of which management believes is material to the Company's results of operations.

(12) STOCKHOLDERS' EQUITY

     Generally, the stockholders' equity of the Company's insurance subsidiaries available for distribution to the Company is limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. In 2000, the Company's insurance subsidiaries can distribute approximately $61.1 million in the form of dividends to the Company without prior approval of such regulatory authorities.

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

     The Company also has a non-employee stock option plan authorizing the issuance of stock options or SARs to insurance agents and other non-employees of the Company. The Company has reserved 100,000 shares of Class A Common Stock for issuance under this plan. The terms and conditions under this plan are the same as under the employee stock incentive plans.

     The option price per share under all plans may not be less than the fair value of the Company's common stock on the date of grant and the term of the option may not be longer than ten years. Generally, all options have a three-year vesting schedule with one-third of the options granted vesting at the end of each of the three years.

     A summary of the Company's stock option plan follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                           1999                   1998                   1997
                                                   --------------------   --------------------   --------------------
                                                               WEIGHTED               WEIGHTED               WEIGHTED
                                                    NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                                      OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                                                    SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                   ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year...................  1,327,473    $25.02    1,485,709    $23.57           --    $   --
Granted at market price..........................    275,750     21.61      163,550     31.19      684,000     28.09
Conversion of Amvestors stock options............         --        --           --        --      801,709     19.72
Exercised........................................    (10,442)    19.15     (268,786)    20.51           --        --
Forfeited........................................    (83,017)    28.04      (53,000)    28.19           --        --
                                                   ---------    ------    ---------    ------    ---------    ------
Outstanding, end of year.........................  1,509,764    $24.27    1,327,473    $25.02    1,485,709    $23.57
                                                   =========    ======    =========    ======    =========    ======
Exercisable, end of year.........................    940,543    $23.62      700,381    $22.03      801,709    $19.72
                                                   =========    ======    =========    ======    =========    ======

                           AMERUS LIFE HOLDINGS, INC.

     The following table summarizes information about stock options outstanding under the Company's option plan as of December 31, 1999:

                                                                       OPTIONS OUTSTANDING
                                                              --------------------------------------
                                                                              WEIGHTED      WEIGHTED
                                                               REMAINING       AVERAGE      AVERAGE
                                                                OPTIONS      CONTRACTUAL    EXERCISE
RANGE OF EXERCISE PRICES                                      OUTSTANDING   LIFE IN YEARS    PRICE
------------------------                                      -----------   -------------   --------
$10.88-$14.50..............................................       13,448         4.9         $13.01
$14.51-$18.12..............................................      105,225         4.3          15.17
$18.13-$21.75..............................................      417,954         7.2          19.66
$21.76-$23.37..............................................      243,604         5.1          23.35
$23.38-$29.00..............................................      590,333         7.5          27.88
$29.01-$32.62..............................................       99,200         8.5          31.19
$32.63-$36.25..............................................       40,000         8.0          35.63
                                                               ---------         ---         ------
                                                               1,509,764         6.9         $24.27
                                                               =========         ===         ======

     The following table summarizes information about stock options exercisable under the Company's option plan as of December 31, 1999:

                                                                  OPTIONS EXERCISABLE
                                                                -----------------------
                                                                               WEIGHTED
                                                                               AVERAGE
                                                                  OPTIONS      EXERCISE
RANGE OF EXERCISE PRICES                                        EXERCISABLE     PRICE
------------------------                                        -----------    --------
$10.88-$14.50...............................................       13,448       $13.01
$14.51-$18.12...............................................      105,225        15.17
$18.13-$21.75...............................................      240,541        19.12
$21.76-$23.37...............................................      133,082        23.24
$23.38-$29.00...............................................      394,833        27.88
$29.01-$32.62...............................................       33,409        31.19
$32.63-$36.25...............................................       20,005        35.42
                                                                  -------       ------
                                                                  940,543       $23.62
                                                                  =======       ======

     The estimated weighted average fair value of options granted in 1999, 1998 and 1997 was $9.63, $13.03 and $11.68 per share, respectively. The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its option plans. Had compensation expense for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the Company's net earnings and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                           AMERUS LIFE HOLDINGS, INC.

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
Net earnings (in thousands):
  As reported...............................................    $66,654    $62,829    $58,059
  Pro forma.................................................    $64,461    $61,051    $57,357
Basic earnings per share:
  As reported...............................................    $  2.20    $  1.88    $  2.47
  Pro forma.................................................    $  2.13    $  1.82    $  2.44
Diluted earnings per share:
  As reported...............................................    $  2.20    $  1.86    $  2.46
  Pro forma.................................................    $  2.13    $  1.81    $  2.43

     The fair value of options granted was estimated on the date of grant using the Black-Scholes pricing model with an expected life equal to the contractual expiration and the following weighted average assumptions:

                                                                1999     1998     1997
                                                                -----    -----    -----
Expected Volatility.........................................    37.00%   25.00%   25.00%
Risk-free Interest Rate.....................................     5.39%    5.69%    6.29%
Dividend Yield..............................................     1.86%    1.26%    1.43%

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

     Restricted stock and compensation expense information is as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------------
                                                                 1999                1998                1997
                                                           -----------------   -----------------   -----------------
                                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                                           NUMBER   AVERAGE    NUMBER   AVERAGE    NUMBER   AVERAGE
                                                             OF     EXERCISE     OF     EXERCISE     OF     EXERCISE
                                                           SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                                           ------   --------   ------   --------   ------   --------
Outstanding, beginning of year...........................  17,899    $31.07       --     $   --       --     $   --
Granted at market price..................................  18,946     23.01    19,949     31.17       --         --
Exercised................................................     --         --       --         --       --         --
Forfeited................................................   (600)     31.56    (2,050)    31.56       --         --
                                                           ------    ------    ------    ------    ------    ------
Outstanding, end of year.................................  36,245    $26.85    17,899    $31.07       --     $   --
                                                           ======    ======    ======    ======    ======    ======
Compensation expense (in thousands)......................            $  335              $  264              $   --
                                                                     ======              ======              ======

STOCK APPRECIATION RIGHTS

     As part of the stock incentive plans and the non-employee stock option plan, the Board of Directors is authorized to grant stock appreciation rights ("SARs") to employees, officers, agents and other non-employees in tandem with stock options. A SAR can be exercised only to the extent the option with respect to

                           AMERUS LIFE HOLDINGS, INC.

which it is granted is not exercised, and is subject to the same terms and conditions as the option to which it relates. Issuance of SARs is made at the sole discretion of the Board of Directors.

     The Company's SARs are summarized as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                    1999                 1998                1997
                                                              -----------------   ------------------   -----------------
                                                                       WEIGHTED             WEIGHTED            WEIGHTED
                                                              NUMBER   AVERAGE    NUMBER    AVERAGE    NUMBER   AVERAGE
                                                                OF     EXERCISE     OF      EXERCISE     OF     EXERCISE
                                                              SHARES    PRICE     SHARES     PRICE     SHARES    PRICE
                                                              ------   --------   -------   --------   ------   --------
Rights outstanding, beginning of year.......................     --     $   --     81,024    $21.94       --     $   --
Granted at market price.....................................  13,500     23.31         --        --       --         --
Conversion of Amvestors rights..............................     --         --         --        --    81,024     21.94
Exercised...................................................     --         --    (81,024)    21.94       --         --
                                                              ------    ------    -------    ------    ------    ------
Rights outstanding, end of year.............................  13,500    $23.31         --    $   --    81,024    $21.94
                                                              ======    ======    =======    ======    ======    ======
Compensation expense (in thousands).........................            $   --               $   --              $   --
                                                                        ======               ======              ======

STOCK WARRANTS

     In conjunction with the acquisition of AmVestors, the Company has outstanding warrants to purchase shares of the Company's Class A common stock. The Company's stock warrant activity is summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------   --------   --------
Warrants outstanding, beginning of year.....................    473,596    477,770         --
Acquisition of AmVestors warrants...........................         --         --    477,770
Exercise of warrants........................................         --     (4,174)        --
                                                               --------   --------   --------
Warrants outstanding, end of year...........................    473,596    473,596    477,770
                                                               ========   ========   ========
Compensation expense (in thousands).........................   $     --   $     --   $     --
                                                               ========   ========   ========

     The remaining warrants are exercisable at $24.42 per share and expire on April 2, 2002.

(13) STATUTORY ACCOUNTING PRACTICES

     The Company's insurance subsidiaries' statutory net income was $49.4 million, $61.0 million and $59.0 million in the years ended December 31, 1999, 1998, and 1997, respectively. The Company's insurance subsidiaries' statutory surplus and capital was $444.6 million, $472.1 million and $577.3 million at December 31, 1999, 1998 and 1997, respectively. The minimum capital and surplus requirements in the states of Iowa and Kansas are $5.0 million and $1.2 million, respectively.

     The Company's insurance subsidiaries are domiciled in Iowa and Kansas and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by those respective state insurance departments. Prescribed statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. The NAIC has codified statutory accounting practices which are expected to constitute the only source of prescribed statutory accounting practices and are effective in 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises

                           AMERUS LIFE HOLDINGS, INC.

use to prepare their statutory financial statements. The Company is currently evaluating the impact of codification on its statutory financial statements, however, the changes will not have a material impact on statutory surplus.

     The respective insurance departments impose minimum risk-based capital
(RBC) requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the Ratio) of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The life insurance subsidiaries have exceeded the authorized control level RBC requirements in each of the years since the inception of the RBC requirement in 1993.

(14) FINANCIAL INSTRUMENTS

     The Company utilizes a variety of off balance sheet financial instruments as part of its efforts to hedge and manage fluctuations in the market value of its portfolio of available-for-sale securities, attributable to changes in general interest rate levels, and to manage duration mismatch of assets and liabilities. Those instruments include interest rate exchange agreements (swaps, caps, and swaptions) and equity-indexed agreements (options) and involve elements of credit and market risks in excess of the amounts recognized in the accompanying financial statements at a given point in time. The contract or notional amounts of those instruments reflect the extent of involvement in the various types of financial instruments.

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

                           AMERUS LIFE HOLDINGS, INC.

     The Company's outstanding derivative positions shown in notional or contract amounts, along with their carrying value and estimated fair values, are summarized as follows:

                                                                     DECEMBER 31, 1999
                                                             ----------------------------------
                                                              NOTIONAL     CARRYING      FAIR
                                                               AMOUNT       VALUE       VALUE
                                                             ----------    --------    --------
                                                                       (IN THOUSANDS)
Interest rate caps.......................................    $       --    $    --     $     --
Interest rate swaps......................................       385,000         --        3,336
Options..................................................       255,914     91,888      121,701
Futures..................................................            --         --           --
                                                             ----------    -------     --------
                                                             $  640,914    $91,888     $125,037
                                                             ==========    =======     ========

                                                                     DECEMBER 31, 1998
                                                             ----------------------------------
                                                              NOTIONAL     CARRYING      FAIR
                                                               AMOUNT       VALUE       VALUE
                                                             ----------    --------    --------
                                                                       (IN THOUSANDS)
Interest rate caps.......................................    $1,050,000    $ 1,749     $    457
Interest rate swaps......................................       200,000         --       (1,879)
Options..................................................        86,035     49,167       70,862
Futures..................................................            --         --         (298)
                                                             ----------    -------     --------
                                                             $1,336,035    $50,916     $ 69,142
                                                             ==========    =======     ========

INTEREST RATE EXCHANGE AGREEMENTS

     The Company enters into interest rate exchange agreements to reduce and manage interest rate risk associated with individual assets and liabilities and its overall aggregate portfolio. Interest rate swap agreements, which expire in 2002, 2003 and 2004, generally involve the exchange of interest payments. The interest rate cap agreements involve the payment of a maximum fixed interest rate when an indexed rate exceeds that fixed rate. Swaption agreements involve the right to enter into a swap transaction at a pre-specified price. These agreements are used in conjunction with interest rate caps to protect against rising rates. The amounts to be received or paid pursuant to those agreements are accrued and recognized in the accompanying consolidated statements of income through an adjustment to investment income over the life of the agreements. The net effect on income from amortization and interest paid or received was a decrease of $1.5 million, $0.8 million and $0.5 million in 1999, 1998 and 1997, respectively. Gains or losses realized on closed or terminated agreements accounted for as hedges are deferred and amortized to investment income on a constant yield basis over the shorter of the life of the agreements or the expected remaining life of the underlying assets or liabilities.

EQUITY-INDEXED AGREEMENTS

     The Company enters into financial agreements to manage the equity risk in its equity-indexed annuities. Call options, which expire beginning in 2000 through 2009, are linked to the index in which the equity-indexed annuity crediting rates are based. This allows the Company to participate in index increases if the market advances as a hedge against the higher credited rates. The amounts to be received or paid pursuant to these agreements are accrued and recognized as an adjustment to income over the life of the agreements.

                           AMERUS LIFE HOLDINGS, INC.

     The following table shows unrealized gains and losses on derivative positions:

                                                                   DECEMBER 31, 1999
                                                 -----------------------------------------------------
                                                   TOTAL                                NET UNREALIZED
                                                  NOTIONAL    UNREALIZED   UNREALIZED       GAINS
                                                   VALUE        GAINS       (LOSSES)       (LOSSES)
                                                 ----------   ----------   ----------   --------------
                                                                    (IN THOUSANDS)
Interest rate caps............................   $       --    $    --      $    --        $    --
Interest rate swaps...........................      385,000      3,336           --          3,336
Options.......................................      255,914     29,813           --         29,813
Futures.......................................           --         --           --             --
                                                 ----------    -------      -------        -------
                                                 $  640,914    $33,149      $    --        $33,149
                                                 ==========    =======      =======        =======

                                                                   DECEMBER 31, 1998
                                                 -----------------------------------------------------
                                                   TOTAL                                NET UNREALIZED
                                                  NOTIONAL    UNREALIZED   UNREALIZED       GAINS
                                                   VALUE        GAINS       (LOSSES)       (LOSSES)
                                                 ----------   ----------   ----------   --------------
                                                                    (IN THOUSANDS)
Interest rate caps............................   $1,050,000    $    --      $(1,292)       $(1,292)
Interest rate swaps...........................      200,000         --       (1,879)        (1,879)
Options.......................................       86,035     21,695           --         21,695
Futures.......................................           --         --         (298)          (298)
                                                 ----------    -------      -------        -------
                                                 $1,336,035    $21,695      $(3,469)       $18,226
                                                 ==========    =======      =======        =======

                              MATURITY SCHEDULE BY YEAR FOR DERIVATIVE PRODUCTS
                            -----------------------------------------------------
                             2000       2001       2002        2003        2004
                            -------    -------    -------    --------    --------
                                           (DOLLARS IN THOUSANDS)
Pay fixed swaps:
 Notional amount..........  $    --    $    --    $50,000    $150,000    $185,000
Weighted average:
 Receive rate(A)..........    6.313%     6.313%     6.313%      6.339%      6.490%
 Pay rate(B)..............    6.258%     6.258%     6.258%      6.281%      6.407%
Options:
 Notional amount..........  $79,524    $    --    $    --    $ 44,194    $ 53,205

                             MATURITY SCHEDULE BY YEAR FOR DERIVATIVE PRODUCTS
                            ---------------------------------------------------
                             2005       2006       2007       2008       2009
                            -------    -------    -------    -------    -------
                                          (DOLLARS IN THOUSANDS)
Pay fixed swaps:
 Notional amount..........  $    --    $    --    $    --    $    --    $    --
Weighted average:
 Receive rate(A)..........       --         --         --         --         --
 Pay rate(B)..............       --         --         --         --         --
Options:
 Notional amount..........  $52,156    $12,200    $ 4,700    $ 3,830    $ 6,105

---------------

(A) The actual variable rates in the agreements are based on a constant maturity treasury (CMT) plus a spread and the table assumes that such rates will remain constant at December 31, 1999, levels. To the extent that actual interest rate information will change accordingly.

(B) The actual variable rates in the agreements are based on three-month LIBOR and the table assumes that such at December 31, 1999, levels. To the extent that actual rates change, the variable interest rate information will change accordingly.

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

                           AMERUS LIFE HOLDINGS, INC.

AmVestors for the period of December 19, 1997 through December 31, 1997 have been included in the consolidated statement of income of the Company.

     The following table sets forth certain pro forma operating data of the Company for the year ended December 31, 1997. This pro forma data assumes the acquisitions of Delta and AmVestors occurred on January 1, 1997.

                                                                YEAR ENDED DECEMBER 31,
                                                                         1997
                                                                -----------------------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Pro forma operating data:
  Total revenue.............................................           $712,400
  Net income................................................           $ 75,000
Diluted earnings per share of common stock..................           $   2.14

(16) EARNINGS PER SHARE (EPS)

                                                                       YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------
                                                     1999                        1998                        1997
                                           -------------------------   -------------------------   -------------------------
                                                     NUMBER    PER               NUMBER    PER               NUMBER    PER
                                             NET       OF     SHARE      NET       OF     SHARE      NET       OF     SHARE
                                           INCOME    SHARES   AMOUNT   INCOME    SHARES   AMOUNT   INCOME    SHARES   AMOUNT
                                           -------   ------   ------   -------   ------   ------   -------   ------   ------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS
  Net Income.............................  $66,654   30,230   $2.20    $62,829   33,458   $1.88    $58,059   23,537   $ 2.47
Effect of dilutive securities
  Options................................       --      77       --         --     162    (0.01)        --      29     (0.01)
  Warrants...............................       --      --       --         --      76    (0.01)        --       5        --
  Stock appreciation rights..............       --      --       --         --      --       --         --       1        --
                                           -------   ------   -----    -------   ------   -----    -------   ------   ------
Diluted EPS..............................  $66,654   30,307   $2.20    $62,829   33,696   $1.86    $58,059   23,572   $ 2.46
                                           =======   ======   =====    =======   ======   =====    =======   ======   ======

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Values of Financial Instruments," requires disclosures of fair value information about financial instruments, whether recognized or not recognized in a company's balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of the amount and timing of future cash flows. SFAS 107 excludes certain insurance liabilities and other non-financial instruments from its disclosure requirements. The fair value amounts presented herein do not include an amount for the value associated with customer or agent relationships, the expected interest margin (interest earnings over interest credited) to be earned in the future on investment-type products or other intangible items. Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company; likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

     The Company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest-sensitive products and the assumed interest margin provided for within the pricing structure of its other products. Those amounts are taken into consideration in the Company's overall management of interest rate risk that attempts to minimize exposure to changing interest rates through the matching of investment maturities with amounts expected to be due under insurance contracts. As such, the Company believes that it has reduced the volatility inherent in its fair value adjusted stockholders' equity, although such volatility will

                           AMERUS LIFE HOLDINGS, INC.

not be reduced completely. The Company has used discount rates in the determination of fair values for its liabilities that are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in the Company's asset and liability portfolios are similar and the fact that fair values for both assets and liabilities generally will react in much the same manner during periods of interest rate changes. However, that assumption might not result in fair values that are consistent with values obtained through an actuarial appraisal of the Company's business or values that might arise in a negotiated transaction.

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

VALUATION METHODS AND ASSUMPTIONS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Short-term investments and other investments: the carrying amounts for these instruments approximate their fair values.

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

     Mortgage loans on real estate: for all performing fixed interest rate loans, the estimated net cash flows to maturity were discounted to derive an estimated market value. The discount rate used was based on the individual loan's remaining weighted average life and a basis point spread based on the market conditions for the type of loan and credit quality. These spreads were over the December 31, 1999, United States Treasury yield curve. Performing variable rate commercial loans and residential loans were valued at the current outstanding balance. Loans which have been restructured, in foreclosure, significantly delinquent or are to affiliates were valued primarily at the lower of the estimated net cash flows to maturity discounted at a market rate of interest or the current outstanding principal balance.

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

     The carrying amounts of other financial assets, dividends payable to policyowners and policy reserves including significant mortality or morbidity risks approximate their fair values.

                           AMERUS LIFE HOLDINGS, INC.

     The estimated fair values of the Company's significant financial instruments are as follows:

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                                      1999                        1998
                                            ------------------------    ------------------------
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            ----------    ----------    ----------    ----------
                                                               (IN THOUSANDS)
FINANCIAL ASSETS:
Securities available-for-sale:
  Fixed maturities......................    $6,680,755    $6,680,755    $6,746,544    $6,746,544
                                            ==========    ==========    ==========    ==========
  Equity securities.....................    $   14,585    $   14,585    $   32,185    $   32,185
                                            ==========    ==========    ==========    ==========
  Short-term investments................    $      155    $      155    $   22,428    $   22,428
                                            ==========    ==========    ==========    ==========
Mortgage loans on real estate...........    $  615,186    $  639,102    $  566,403    $  616,806
                                            ==========    ==========    ==========    ==========
Other investments, excluding options....    $  177,270    $  177,270    $  156,623    $  156,623
                                            ==========    ==========    ==========    ==========
Interest rate swaps:
  Net receivable position...............    $       --    $    3,336    $       --    $       --
                                            ==========    ==========    ==========    ==========
  Net payable position..................    $       --    $       --    $       --    $   (1,879)
                                            ==========    ==========    ==========    ==========
Interest rate caps......................    $       --    $       --    $    1,749    $      457
                                            ==========    ==========    ==========    ==========
Options.................................    $   91,888    $  121,701    $   49,167    $   70,862
                                            ==========    ==========    ==========    ==========
Futures.................................    $       --    $       --    $       --    $     (298)
                                            ==========    ==========    ==========    ==========
FINANCIAL LIABILITIES:
Policy reserves for annuities...........    $6,264,417    $6,140,936    $6,203,214    $5,977,945
                                            ==========    ==========    ==========    ==========
Debt and capital securities.............    $  387,879    $  387,879    $  357,780    $  357,780
                                            ==========    ==========    ==========    ==========

(18) REORGANIZATION

     On December 20, 1999 the Company and the Company's controlling shareholder, AMHC, announced that their respective boards of directors had approved plans for the demutualization of AMHC and the merger of the Company into AMHC following the demutualization. Upon completion of the demutualization, AMHC would be a public company and will change its name to AmerUs Group Co. (AmerUs Group). Members of AMHC will receive approximately 17 million shares of AmerUs Group and cash or policy credits in excess of $300 million as a result of the demutualization. Shareholders of the Company will receive shares in AmerUs Group in a one-for-one exchange. Upon completion of the demutualization, AmerUs Group will consist of the Company and AMHC's non-life subsidiaries, principally AmerUs Properties, Inc. and AmerUs Home Equity.

     Approval for the demutualization and merger is needed from the members of AMHC, the Iowa Insurance Commissioner and shareholders of the Company. The Company expects to ask for approval of these transactions during the second quarter of 2000.

(19) SUBSEQUENT EVENTS

     On February 18, 2000, the Company, AMHC and Indianapolis Life Insurance Co. (ILICO) entered into a definitive agreement for a combination of the companies. Under these terms, AMHC will proceed with its previously announced demutualization. ILICO will demutualize separately and ILICO's members will receive cash, policy credits and stock equivalent to the value of 11.25 million shares of stock of AmerUs Group. Upon

                           AMERUS LIFE HOLDINGS, INC.

demutualization, ILICO will become a subsidiary of AmerUs Group and will continue operations as a stock life insurance company.

     As part of the transaction, AMHC made an initial investment of $100 million in a downstream holding company of ILICO on February 18, 2000.

     ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At December 31, 1999, ILICO had total assets of $6.1 billion and insurance in force of $30.3 billion.

     The contemplated transactions are subject to normal closing conditions, including appropriate policyholder/member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination into AmerUs Group to take place in the fourth quarter of 2000.

     On February 1, 2000, the Company acquired an independent marketing organization for approximately $18.1 million. Additional consideration may be paid contingent on the earnings of the acquired company over the next five years. The assets of the acquired company were approximately $1.6 million as of December 31, 1999 and the revenues were approximately $10.0 million for the year then ended.

(20) OPERATING SEGMENTS

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

ANNUITIES

     The Annuity segment markets fixed annuities on a national basis primarily through independent brokers and marketing companies. The Annuity segment also includes one insurance contract issued to a commercial paper conduit.

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on convertible debt which are considered core earnings, are not included as part of operating segment income. These items are shown between adjusted pre-tax operating income and income from operations on the following operating segment income tables. Operating segment income is generally income before non-core realized gains and losses, interest expense, income taxes and equity in earnings of its unconsolidated subsidiary, AMAL. Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated

                           AMERUS LIFE HOLDINGS, INC.

based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific reportable segment are grouped together in the All Other category. These items primarily consist of discontinued product lines such as group and health, and holding company revenues and expenses. The contribution to the operating income of the life insurance segment from the Closed Block is reported as a single line item.

     Assets are segmented based on policy liabilities directly attributable to each segment. All assets allocated to the Closed Block are grouped together and shown as a separate item entitled "Closed Block Assets."

     There are no significant intersegment transactions.

     Operating segment income and assets are as follows:

                            OPERATING SEGMENT INCOME
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31, 1999
                                                    ------------------------------------------------
                                                      LIFE                                 TOTAL
                                                    INSURANCE   ANNUITIES   ALL OTHER   CONSOLIDATED
                                                    ---------   ---------   ---------   ------------
Revenues:
  Insurance premiums.............................   $ 64,263    $ 25,122     $   136      $ 89,521
  Universal life and annuity product charges.....     46,841      27,835          --        74,676
  Net investment income..........................     93,350     442,851       3,871       540,072
  Core realized gains on investments.............         --      10,166          --        10,166
  Other income...................................         --          --       1,467         1,467
  Contribution from the Closed Block.............     25,166          --          --        25,166
                                                    --------    --------     -------      --------
                                                     229,620     505,974       5,474       741,068
Benefits and expenses:
  Policyowner benefits...........................    104,154     337,983         291       442,428
  Underwriting, acquisition, and other
     expenses....................................     53,376      30,900       7,843        92,119
  Amortization of deferred policy acquisition
     costs and value of business acquired, net of
     non-core adjustment of $2,134...............     17,268      48,378          --        65,646
  Dividends to policyowners......................      4,526          --          --         4,526
                                                    --------    --------     -------      --------
                                                     179,324     417,261       8,134       604,719
                                                    --------    --------     -------      --------
Adjusted pre-tax operating income................   $ 50,296    $ 88,713     $(2,660)      136,349
                                                    ========    ========     =======
  Non-core realized gains (losses) on
     investments.................................                                           (6,922)
  Amortization of deferred policy acquisition
     costs due to non-core realized gains or
     losses......................................                                           (2,134)
  Reorganization costs...........................                                           (1,762)
                                                                                          --------
Income from operations...........................                                          125,531
Interest (expense)...............................                                          (28,320)
Income tax (expense).............................                                          (32,115)
Equity in earnings of unconsolidated
  subsidiary.....................................                                            1,558
                                                                                          --------
Net income.......................................                                         $ 66,654
                                                                                          ========

                           AMERUS LIFE HOLDINGS, INC.

                            OPERATING SEGMENT INCOME
                                 (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31, 1998
                                                     ---------------------------------------------
                                                       LIFE                   ALL        TOTAL
                                                     INSURANCE   ANNUITIES   OTHER    CONSOLIDATED
                                                     ---------   ---------   ------   ------------
Revenues:
  Insurance premiums..............................   $ 51,261    $ 29,610    $  326     $ 81,197
  Universal life and annuity product charges......     46,224      26,757        --       72,981
  Net investment income...........................     70,952     432,299       121      503,372
  Core realized gains on investments..............         --       9,400        --        9,400
  Other income....................................         --          --     1,700        1,700
  Contribution from the Closed Block..............     31,478          --        --       31,478
                                                     --------    --------    ------     --------
                                                      199,915     498,066     2,147      700,128
Benefits and expenses:
  Policyowner benefits............................     91,442     339,293        21      430,756
  Underwriting, acquisition, and other expenses...     43,376      35,592     2,448       81,416
  Amortization of deferred policy acquisition
     costs and value of business acquired, net of
     non-core adjustment of ($199)................     21,360      39,053        --       60,413
  Dividends to policyowners.......................      2,558          --        --        2,558
                                                     --------    --------    ------     --------
                                                      158,736     413,938     2,469      575,143
                                                     --------    --------    ------     --------
Adjusted pre-tax operating income.................   $ 41,179    $ 84,128    $ (322)     124,985
                                                     ========    ========    ======
  Non-core realized gains (losses) on
     investments..................................                                        (9,512)
  Amortization of deferred policy acquisition
     costs due to non-core realized gains or
     losses.......................................                                           199
                                                                                        --------
Income from operations............................                                       115,672
Interest (expense)................................                                       (27,075)
Income tax (expense)..............................                                       (28,422)
Equity in earnings of unconsolidated subsidiary...                                         2,654
                                                                                        --------
     Net income...................................                                      $ 62,829
                                                                                        ========

                           AMERUS LIFE HOLDINGS, INC.

                            OPERATING SEGMENT INCOME
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31, 1997
                                                    ------------------------------------------------
                                                      LIFE                                 TOTAL
                                                    INSURANCE   ANNUITIES   ALL OTHER   CONSOLIDATED
                                                    ---------   ---------   ---------   ------------
Revenues:
  Insurance premiums.............................   $ 30,733    $ 17,238     $   156      $ 48,127
  Universal life and annuity product charges.....     45,637       1,669          --        47,306
  Net investment income..........................     73,407     147,924       3,100       224,431
  Core realized gains on investments.............         --          --          --            --
  Other income...................................         --          --          --            --
  Contribution from the Closed Block.............     31,044          --          --        31,044
                                                    --------    --------     -------      --------
                                                     180,821     166,831       3,256       350,908
Benefits and expenses:
  Policyowner benefits...........................     77,825     117,573         578       195,976
  Underwriting, acquisition, and other
     expenses....................................     38,496       7,365       4,138        49,999
  Amortization of deferred policy acquisition
     costs and value of business acquired, net of
     non-core adjustment of $650.................     16,423       6,703          --        23,126
  Dividends to policyowners......................      1,587          --          --         1,587
                                                    --------    --------     -------      --------
                                                     134,331     131,641       4,716       270,688
                                                    --------    --------     -------      --------
Adjusted pre-tax operating income................   $ 46,490    $ 35,190     $(1,460)       80,220
                                                    ========    ========     =======
  Non-core realized gains (losses) on
     investments.................................                                           13,791
  Amortization of deferred policy acquisition
     costs due to non-core realized gains or
     losses......................................                                             (650)
                                                                                          --------
Income from operations...........................                                           93,361
Interest (expense)...............................                                          (14,980)
Income tax (expense).............................                                          (22,022)
Equity in earnings of unconsolidated
  subsidiary.....................................                                            1,700
                                                                                          --------
     Net income..................................                                         $ 58,059
                                                                                          ========

                           AMERUS LIFE HOLDINGS, INC.

                            OPERATING SEGMENT ASSETS
                                 (IN THOUSANDS)

                                                   LIFE                                  TOTAL
                                                INSURANCE    ANNUITIES    ALL OTHER   CONSOLIDATED
                                                ----------   ----------   ---------   ------------
DECEMBER 31, 1999
Investments..................................   $1,258,204   $6,396,039    $36,998    $ 7,691,241
Deferred policy acquisition costs and VOBA...      290,952      469,253         --        760,205
Other assets.................................      197,669      622,750     34,866        855,285
Closed Block assets..........................    1,412,622           --         --      1,412,622
                                                ----------   ----------    -------    -----------
Total assets.................................   $3,159,447   $7,488,042    $71,864    $10,719,353
                                                ==========   ==========    =======    ===========
DECEMBER 31, 1998
Investments..................................   $1,163,503   $6,510,465    $10,801    $ 7,684,769
Deferred policy acquisition costs and VOBA...      140,379      330,191         --        470,570
Other assets.................................       93,807      680,228     41,839        815,874
Closed Block assets..........................    1,453,305           --         --      1,453,305
                                                ----------   ----------    -------    -----------
Total assets.................................   $2,850,994   $7,520,884    $52,640    $10,424,518
                                                ==========   ==========    =======    ===========
DECEMBER 31, 1997
Investments..................................   $1,224,307   $6,467,265    $ 3,966    $ 7,695,538
Deferred policy acquisition costs and VOBA...       98,817      286,093         --        384,910
Other assets.................................       68,254      671,687     41,771        781,712
Closed Block assets..........................    1,391,848           --         --      1,391,848
                                                ----------   ----------    -------    -----------
Total assets.................................   $2,783,226   $7,425,045    $45,737    $10,254,008
                                                ==========   ==========    =======    ===========

                           AMERUS LIFE HOLDINGS, INC.

(21) QUARTERLY RESULTS (UNAUDITED)

1999 QUARTERLY DATA

                                                                 QUARTER ENDED
                                           ----------------------------------------------------------
                                             MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                           ------------   ------------   -------------   ------------
                                            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE)
Total revenues (excluding realized
  gains)................................   $   177,881    $   176,035     $   187,530    $   189,456
Realized gains (losses).................   $     2,604    $     1,415     $       145    $      (920)
Total benefits and expenses.............   $   148,435    $   145,494     $   156,127    $   158,559
Net income..............................   $    16,957    $    16,591     $    16,688    $    16,418
Weighted average number of common
  shares -- basic.......................    30,432,955     30,432,794      30,372,452     29,992,335
Weighted average number of common
  shares -- diluted.....................    30,469,673     30,522,586      30,534,084     30,065,430
Earnings per common share -- basic......   $      0.56    $      0.55     $      0.55    $      0.54
Earnings per common share -- diluted....   $      0.56    $      0.54     $      0.55    $      0.55

1998 QUARTERLY DATA

                                                                 QUARTER ENDED
                                           ----------------------------------------------------------
                                             MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                           ------------   ------------   -------------   ------------
                                            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER COMMON SHARE)
Total revenues (excluding realized
  gains)................................   $   175,822    $   173,987     $   165,874    $   175,045
Realized gains (losses).................   $     6,219    $     4,564     $    (8,393)   $    (2,502)
Total benefits and expenses.............   $   143,843    $   145,290     $   142,104    $   143,707
Net income..............................   $    21,757    $    20,863     $     6,862    $    13,347
Weighted average number of common
  shares -- basic.......................    34,734,918     34,732,514      33,726,221     30,680,339
Weighted average number of common
  shares -- diluted.....................    34,831,363     35,021,958      33,951,365     30,712,432
Earnings per common share -- basic......   $      0.63    $      0.60     $      0.20    $      0.45
Earnings per common share -- diluted....   $      0.62    $      0.60     $      0.20    $      0.44

                           AMERUS LIFE HOLDINGS, INC.
              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

SCHEDULE                                                                      PAGE
--------                                                                      ----
Independent Auditors' Report on Schedules............................                S-2
I        Summary of Investments -- Other than Investments in Related                 S-3
         Parties.....................................................
II       Condensed Financial Information of Registrant...............    S-4 through S-7
III      Supplementary Insurance Information.........................               S-10
IV       Reinsurance.................................................               S-11
V        Valuation and Qualifying Accounts...........................               S-12

     All other schedules are omitted for the reason that they are not required, amounts are not sufficient to require submission of the schedule, or that the equivalent information has been included in the consolidated financial statements and notes thereto.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors and Stockholders
  AmerUs Life Holdings, Inc.:

     Under date of February 2, 2000, except as to note 19 which is as of February 21, 2000, we reported on the consolidated balance sheets of AmerUs Life Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in Part II, Item 8 of the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                             KPMG LLP

Des Moines, Iowa
February 2, 2000, except as to note 4
which is as of February 21, 2000

                           AMERUS LIFE HOLDINGS, INC.

                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                                     DECEMBER 31, 1999
                                                           -------------------------------------
                                                                                      AMOUNT AT
                                                                                        WHICH
                                                                                      SHOWN IN
                                                           AMORTIZED      MARKET     THE BALANCE
TYPE OF INVESTMENT                                            COST        VALUE         SHEET
------------------                                         ----------   ----------   -----------
                                                                      (IN THOUSANDS)
Fixed Maturities:
  Bonds
     United States Government and government agencies
       and authorities..................................   $1,682,889   $1,626,760   $1,626,760
     States, municipalities and political
       subdivisions.....................................       47,208       45,447       45,447
     Foreign governments................................      157,460      159,363      159,363
     Public utilities...................................      541,682      511,630      511,630
     Convertibles and bonds with warrants attached......       89,276       89,828       89,828
     All other corporate bonds..........................    4,220,194    3,996,883    3,996,883
  Redeemable preferred stock............................      267,795      250,844      250,844
                                                           ----------   ----------   ----------
       Total fixed maturities...........................   $7,006,504   $6,680,755   $6,680,755
Equity securities:
  Common stocks
     Banks, trust and insurance companies...............       12,188       13,523       13,523
     Industrial, miscellaneous and all other............        1,252        1,062        1,062
                                                           ----------   ----------   ----------
       Total equity securities..........................   $   13,440   $   14,585   $   14,585
Mortgage loans on real estate...........................      615,186                   615,186
Real estate.............................................        1,538                     1,538
Policy loans............................................      109,864                   109,864
Other long-term investments.............................      268,984      269,158      269,158
Short-term investments..................................          155                       155
                                                           ----------                ----------
     Total investments..................................   $8,015,671                $7,691,241
                                                           ==========                ==========

                           AMERUS LIFE HOLDINGS, INC.

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                (PARENT COMPANY)

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
ASSETS
Investments:
  Securities available-for-sale at fair value:
     Equity securities......................................    $      861    $    3,095
     Short-term investments.................................            --         7,753
  Other investments.........................................        60,017        50,009
Investments in subsidiaries, at equity......................     1,046,904     1,161,541
Accrued investment income...................................         1,541         2,544
Property and equipment......................................         5,290            --
Income taxes receivable.....................................         7,407         5,218
Deferred income taxes.......................................        11,892            --
Other assets................................................        12,122        12,100
                                                                ----------    ----------
     Total assets...........................................    $1,146,034    $1,242,260
                                                                ==========    ==========

See accompanying notes to condensed financial statements.

                           AMERUS LIFE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                (PARENT COMPANY)

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Checks written in excess of bank balance..................    $       64    $      108
  Other liabilities.........................................        32,658        43,082
  Debt (note 2).............................................       158,378       125,000
                                                                ----------    ----------
     Total liabilities......................................       191,100       168,190
                                                                ----------    ----------
Capital Securities (note 2).................................       221,934       223,872
                                                                ----------    ----------
Stockholders' equity:
  Preferred Stock, no par value, 20,000,000 shares
     authorized, none issued................................            --            --
  Common Stock, Class A, no par value, 180,000,000 shares
     authorized: issued and outstanding; 25,070,854 shares
     (net of 4,662,305 treasury shares) in 1999 and
     25,425,983 (net of 4,308,936 treasury shares) in
     1998...................................................        25,071        25,426
  Common Stock, Class B, no par value, 50,000,000 shares
     authorized; 5,000,000 shares issued and outstanding....         5,000         5,000
  Paid-in capital...........................................       282,831       290,091
  Accumulated other comprehensive income (loss).............      (135,964)       26,711
  Unearned compensation.....................................          (323)         (240)
  Unallocated ESOP shares...................................        (1,378)           --
  Retained earnings.........................................       557,763       503,210
                                                                ----------    ----------
     Total stockholders' equity.............................       733,000       850,198
                                                                ----------    ----------
     Total liabilities and stockholders' equity.............    $1,146,034    $1,242,260
                                                                ==========    ==========

See accompanying notes to condensed financial statements.

                           AMERUS LIFE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONDENSED STATEMENTS OF INCOME
                                (PARENT COMPANY)

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                                -------------------
                                                                  1999       1998
                                                                --------    -------
                                                                  (IN THOUSANDS)
Revenues:
  Equity in undistributed earnings of subsidiaries..........    $ 97,460    $70,267
  Net investment income.....................................       4,673     18,693
  Realized losses...........................................     (17,794)    (2,091)
                                                                --------    -------
                                                                  84,339     86,869
Expenses:
  Operating expenses........................................       7,655      2,307
  Interest expense..........................................      25,595     25,695
                                                                --------    -------
                                                                  33,250     28,002
                                                                --------    -------
Income before income taxes..................................      51,089     58,867
Income tax benefit..........................................      15,565      3,962
                                                                --------    -------
Net income..................................................    $ 66,654    $62,829
                                                                ========    =======

See accompanying notes to condensed financial statements.

                           AMERUS LIFE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $  66,654     $  62,829
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Equity in undistributed earnings..........................      (97,460)      (70,267)
  Dividends from subsidiaries...............................       62,400       142,350
  Realized investment losses................................       17,794         2,091
Change in:
  Accrued investment income.................................        1,003         2,215
  Income taxes..............................................      (14,171)       (3,063)
  Other, net................................................       (8,251)      (11,035)
                                                                ---------     ---------
     Net cash provided by operating activities..............       27,969       125,120
                                                                ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments.....................................     (136,491)      (27,292)
Sale of investments.........................................      135,286         3,955
Purchase of property and equipment..........................       (7,868)           --
Proceeds from sale of property and equipment................          415            --
                                                                ---------     ---------
     Net cash (used in) investing activities................       (8,658)      (23,337)
                                                                ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in checks written in excess of balance...............          (44)          108
Change in debt and capital securities, net..................       31,440        10,212
Purchase of treasury stock, net of issuance.................       (8,181)     (101,063)
Capital contribution to subsidiaries........................      (30,425)      (10,000)
Dividends paid to stockholders..............................      (12,101)      (13,442)
                                                                ---------     ---------
     Net cash (used in) financing activities................      (19,311)     (114,185)
                                                                ---------     ---------
Net increase (decrease) in cash.............................           --       (12,402)
Cash at beginning of period.................................           --        12,402
                                                                ---------     ---------
Cash at end of period.......................................    $      --     $      --
                                                                =========     =========

See accompanying notes to condensed financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                                (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     AmerUs Life Holdings, Inc. (the Company) is the parent company of its primary subsidiaries, AmerUs Life Insurance Company (AmerUs Life), AmVestors Financial Corporation (AmVestors), Delta Life Corporation (Delta) and AmerUs Capital Management Group, Inc. (ACM). The Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company's share of net income of its unconsolidated subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with AmerUs Life Holdings, Inc. consolidated financial statements.

(2) DEBT AND CAPITAL SECURITIES

     Debt and capital securities consists of the following (in thousands):

                                                                  1999        1998
                                                                --------    --------
Revolving Credit Agreement(A)...............................    $ 32,000    $     --
ESOP Note(B)................................................       1,378          --
Senior notes bearing interest at 6.95% due June 2005........     125,000     125,000
Junior Subordinated debentures bearing interest at
  8.85%(C)..................................................      88,660      88,660
Junior Subordinated debentures bearing interest at
  7.00%(D)..................................................     133,274     135,212
                                                                --------    --------
                                                                $380,312    $348,872
                                                                ========    ========

---------------

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

(B) In connection with the acquisition of AmVestors, the Company has a leveraged Employee Stock Ownership Plan (ESOP) which was sponsored by AmVestors for all AmVestors full-time employees with one year of service. The ESOP acquired AmVestors stock, which was subsequently exchanged for Company stock, through the proceeds of a note payable to American Investors Life Insurance Company, a subsidiary of AmVestors. The note bears interest at 7.0% and is payable in annual installments through December 31, 2002.

(C) The Company issued $88.66 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with capital securities issued by the trust. The debentures bear interest at the rate of 8.85% and mature February 1, 2027.

(D) The Company issued $149.4 million of junior subordinated debentures to a wholly-owned subsidiary trust in connection with adjustable conversion-rate equity security units issued by the trust. The debentures bear interest at the rate of 7.00% and mature July 27, 2003.

                           AMERUS LIFE HOLDINGS, INC.
                                (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     Maturities of long-term debt and capital securities are as follows for each of the five years ending December 31:

                                                              (IN THOUSANDS)
Year ending December 31:
     2000...................................................     $     --
     2001...................................................           --
     2002...................................................       33,378
     2003...................................................      133,274
     2004...................................................           --
  Thereafter................................................      213,660
                                                                 --------
                                                                 $380,312
                                                                 ========

(3) REORGANIZATION

     On December 20, 1999 the Company and the Company's controlling shareholder, AMHC, announced that their respective boards of directors had approved plans for the demutualization of AMHC and the merger of the Company into AMHC following the demutualization. Upon completion of the demutualization, AMHC would be a public company and will change its name to AmerUs Group Co. (AmerUs Group). Members of AMHC will receive approximately 17 million shares of AmerUs Group and cash or policy credits in excess of $300 million as a result of the demutualization. Shareholders of the Company will receive shares in AmerUs Group in a one-for-one exchange. Upon completion of the demutualization, AmerUs Group will consist of the Company and AMHC's non-life subsidiaries, principally AmerUs Properties, Inc. and AmerUs Home Equity.

     Approval for the demutualization and merger is needed from the members of AMHC, the Iowa Insurance Commissioner and shareholders of the Company. The Company expects to ask for approval of these transactions during the second quarter of 2000.

(4) SUBSEQUENT EVENTS

     On February 18, 2000, the Company, AMHC and Indianapolis Life Insurance Co. (ILICO) entered into a definitive agreement for a combination of the companies. Under these terms, AMHC will proceed with its previously announced demutualization. ILICO will demutualize separately and ILICO's members will receive cash, policy credits and stock equivalent to the value of 11.25 million shares of stock of AmerUs Group. Upon demutualization, ILICO will become a subsidiary of AmerUs Group and will continue operations as a stock life insurance company.

     As part of the transaction, AMHC made an initial investment of $100 million in a downstream holding company of ILICO on February 18, 2000.

     ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At December 31, 1999, ILICO had total assets of $6.1 billion and insurance in force of $30.3 billion.

     The contemplated transactions are subject to normal closing conditions, including appropriate policyholder/member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination into AmerUs Group to take place in the fourth quarter of 2000.

                           AMERUS LIFE HOLDINGS, INC.
                                (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

                           AMERUS LIFE HOLDINGS, INC.

                                  SCHEDULE III

                      SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                DEFERRED                                                                          BENEFITS,
                                 POLICY       FUTURE POLICY                OTHER POLICY                            CLAIMS,
                               ACQUISITION   BENEFITS, LOSSES                CLAIMS &                   NET        LOSSES &
                                 COSTS &      CLAIMS & LOSS     UNEARNED     BENEFITS     PREMIUM    INVESTMENT   SETTLEMENT
SEGMENT                           VOBA         EXPENSES(1)      PREMIUMS    PAYABLE(2)    REVENUE      INCOME      EXPENSES
-------                        -----------   ----------------   --------   ------------   --------   ----------   ----------
LIFE INSURANCE(3)
12/31/1999...................   $388,093        $2,596,073        $ --       $16,891      $253,707    $201,467     $368,413
12/31/1998...................   $257,858        $2,638,249        $ --       $18,525      $249,439    $186,714     $369,153
12/31/1997...................   $242,582        $2,524,216        $ --       $ 8,461      $236,878    $187,166     $345,642
ANNUITIES
12/31/1999...................   $469,253        $6,823,004        $ --       $    --      $ 25,122    $442,851     $337,983
12/31/1998...................   $330,191        $6,302,489        $ --       $    --      $ 29,610    $432,299     $339,293
12/31/1997...................   $286,093        $6,215,935        $ --       $    --      $ 17,238    $147,924     $117,573
OTHER
12/31/1999...................   $     --        $       --        $ --       $    --      $    136    $  3,871     $    291
12/31/1998...................   $     --        $   17,801        $ --       $   322      $    326    $    121     $     21
12/31/1997...................   $     --        $   17,005        $ --       $ 2,053      $    156    $  3,100     $    577
TOTAL(3)
12/31/1999...................   $857,346        $9,419,077        $ --       $16,891      $278,965    $648,189     $706,687
12/31/1998...................   $588,049        $8,958,539        $ --       $18,847      $279,375    $619,134     $708,467
12/31/1997...................   $528,675        $8,757,156        $ --       $10,514      $254,272    $338,190     $463,792

                               AMORTIZATION
                               OF DEFERRED
                                  POLICY
                               ACQUISITION      OTHER
                                 COSTS &      OPERATING   PREMIUMS
SEGMENT                            VOBA       EXPENSES    WRITTEN
-------                        ------------   ---------   --------
LIFE INSURANCE(3)
12/31/1999...................    $37,887       $57,784      n/a
12/31/1998...................    $48,684       $48,418      n/a
12/31/1997...................    $48,786       $43,973      n/a
ANNUITIES
12/31/1999...................    $50,230       $30,900      n/a
12/31/1998...................    $37,816       $35,592      n/a
12/31/1997...................    $ 6,461       $ 7,365      n/a
OTHER
12/31/1999...................    $    --       $ 9,605      n/a
12/31/1998...................    $    --       $ 2,448      n/a
12/31/1997...................    $    --       $ 4,138      n/a
TOTAL(3)
12/31/1999...................    $88,117       $98,289      n/a
12/31/1998...................    $86,500       $86,458      n/a
12/31/1997...................    $55,247       $55,476      n/a

---------------

(1) Policy reserves, policyowner funds and dividends payable to policyowners

(2) Policy and contract claims

(3) Includes Closed Block amounts

                           AMERUS LIFE HOLDINGS, INC.
                                (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

                           AMERUS LIFE HOLDINGS, INC.

                                  SCHEDULE IV
                                  REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                         PERCENTAGE
                                                  CEDED TO     ASSUMED                   OF AMOUNT
                                      GROSS        OTHER      FROM OTHER       NET        ASSUMED
                                     AMOUNT      COMPANIES    COMPANIES      AMOUNT        TO NET
                                   -----------   ----------   ----------   -----------   ----------
                                                        (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Life insurance in force..........  $33,046,944   $5,616,065    $655,021    $28,085,900     2.33%
                                   ===========   ==========    ========    ===========     =====
Premiums
  Life insurance.................  $    74,878   $   12,365    $  1,750    $    64,263     2.72%
  Annuities......................       25,122           --          --         25,122       --%
  Other..........................        1,622        1,486          --            136       --%
                                   -----------   ----------    --------    -----------     -----
Total premiums...................  $   101,622   $   13,851    $  1,750    $    89,521     1.95%
                                   ===========   ==========    ========    ===========     =====
YEAR ENDED DECEMBER 31, 1998
Life insurance in force..........  $31,092,285   $3,778,838    $626,086    $27,939,533     2.24%
                                   ===========   ==========    ========    ===========     =====
Premiums
  Life insurance.................  $    58,536   $    8,311    $  1,036    $    51,261     2.02%
  Annuities......................       29,610           --          --         29,610       --%
  Other..........................        1,702        1,376          --            326       --%
                                   -----------   ----------    --------    -----------     -----
Total premiums...................  $    89,848   $    9,687    $  1,036    $    81,197     1.28%
                                   ===========   ==========    ========    ===========     =====
YEAR ENDED DECEMBER 31, 1997
Life insurance in force..........  $30,312,097   $4,102,216    $500,613    $26,710,494     1.87%
                                   ===========   ==========    ========    ===========     =====
Premiums
  Life insurance.................  $    37,581   $    8,223    $  1,375    $    30,733     4.47%
  Annuities......................       17,238           --          --         17,238       --%
  Other..........................        1,488        1,332          --            156       --%
                                   -----------   ----------    --------    -----------     -----
Total premiums...................  $    56,307   $    9,555       1,375    $    48,127     2.86%
                                   ===========   ==========    ========    ===========     =====

                           AMERUS LIFE HOLDINGS, INC.
                                (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

                           AMERUS LIFE HOLDINGS, INC.

                                   SCHEDULE V
                       VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                                                                            PROVISIONS
                                                    BALANCE AT   CHARGED TO   CHARGED TO   ON MORTGAGES
                                                    BEGINNING    COSTS AND    MORTGAGES      SOLD OR       BALANCE AT
                                                    OF PERIOD     EXPENSES     ACQUIRED    TRANSFERRED    END OF PERIOD
                                                    ----------   ----------   ----------   ------------   -------------
                                                                              (IN THOUSANDS)
Mortgage Loans
    1999.........................................    $22,299      $   144      $(4,397)      $    --         $18,046
    1998.........................................    $15,284      $(2,259)     $10,374       $(1,100)        $22,299
    1997.........................................    $11,622      $  (855)     $ 4,568       $   (51)        $15,284