Form 10-K/A
period 1999-12-31
AMERUS LIFE HOLDINGS INC
filed 2000-03-29
CIK 1022827

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

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

           Securities registered pursuant to Section 12(b) of the Act:

Title of Class                              Name of Exchange on Which Registered
--------------                                    ------------------------------
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

Number of shares outstanding of each of the Registrant's classes of common stock on February 29, 2000 was as follows:
                   Class A, Common Stock    25,072,902 shares
                   Class B, Common Stock     5,000,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Notice of 2000 Annual Meeting of Shareholders and Proxy Statement
(incorporated into Part III)

                                EXPLANATORY NOTE

The number, 333-91493, pertaining to a Registration on Form S-8, filed by the Company on November 23, 1999, was inadvertently omitted from the Consent of Independent Auditors in Exhibit 23.1 to the Report on Form 10-K filed by the Company on March 8, 2000. In addition, the number, 333-40065, pertaining to a Registration on Form S-4, filed by the Company on November 12, 1997, was incorrectly identified in such exhibit as a Registration on Form S-8. The accompanying 10-K/A restates Exhibit 23.1 with these corrections.



                                INDEX TO EXHIBITS

Exhibit No.        Description
-----------        -----------
23.1               Consent of Independent Auditors


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERUS LIFE HOLDINGS, INC.


                                                    *
                                               ---------------------------------
Date:  March 8, 2000                           Roger K. Brooks
                                               Chairman, President and Chief
                                               Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


       *
-------------------------
Roger K. Brooks             Chairman, President and Chief Executive Officer
                            (principal executive officer) and  Director
s/ Michael G. Fraizer
-------------------------
Michael G. Fraizer          Executive Vice President and Chief Financial Officer
                            (principal financial officer)
       *
-------------------------
Brenda J. Cushing           Vice President and Controller
                            (principal accounting officer)
       *
-------------------------
John R. Albers              Director

       *
-------------------------
Malcolm Candlish            Director

       *
-------------------------
Maureen M. Culhane          Director

       *
-------------------------
Thomas F. Gaffney           Director

       *
-------------------------
Sam C. Kalainov             Director

       *
-------------------------
Ralph W. Laster, Jr.        Director

       *
-------------------------
John W. Norris, Jr.         Director

       *
-------------------------
Jack C. Pester              Director

       *
-------------------------
John A. Wing                Director


* By:   /s/ Michael G. Fraizer
  ----------------------------
  Michael G. Fraizer
  (Attorney-in-Fact)