Form 10-Q
period 2000-03-31
AMERUS LIFE HOLDINGS INC
filed 2000-05-15
CIK 1022827

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

                  For the quarterly period ended March 31, 2000

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

The number of shares outstanding of each of the Registrant's classes of common stock on May 5, 2000 was as follows:

            Class A, Common Stock              25,003,422 shares
            Class B, Common Stock               5,000,000 shares

Exhibit index  - Page 44
Page 1 of 51

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------

PART I - FINANCIAL INFORMATION...................................................................    4

Item 1.       Financial Statements...............................................................    4

              Consolidated Balance Sheets
              March 31, 2000 (Unaudited) and December 31, 1999...................................    4

              Consolidated Statements of Income (Unaudited)
              For the Three Months Ended March 31, 2000 and 1999.................................    6

              Consolidated Statements of Comprehensive Income (Unaudited)
              For the Three Months Ended March 31, 2000 and 1999.................................    7

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2000 and 1999.................................    8

              Notes to Consolidated Financial Statements
              (Unaudited) .......................................................................   10

Item 2.       Management's Discussion and Analysis of Results of Operations and
              Financial Condition ...............................................................   19

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................   40


PART II - OTHER INFORMATION......................................................................   41

Item 1.       Legal Proceedings..................................................................   41

Item 6.       Exhibits and Reports on Form 8-K...................................................   41


Signatures.......................................................................................   43

Exhibit Index....................................................................................   44


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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                         March 31,          December 31,
                                                                                           2000                1999
                                                                                       --------------------------------
                                                                                       (unaudited)
                         Assets
 Investments:
       Securities available-for-sale at fair value:
            Fixed maturity securities                                                  $  6,806,131         $ 6,680,755
            Equity securities                                                                16,242              14,585
            Short-term investments                                                              155                 155
       Mortgage loans on real estate                                                        489,899             615,186
       Real estate                                                                            1,533               1,538
       Policy loans                                                                         108,796             109,864
       Other investments                                                                    285,654             269,158
                                                                                       --------------------------------
                         Total investments                                                7,708,410           7,691,241

 Cash and cash equivalents                                                                   45,121              23,090
 Accrued investment income                                                                  100,037              91,591
 Premiums and fees receivable                                                                 4,329               6,910
 Reinsurance receivables                                                                      6,449              17,535
 Deferred policy acquisition costs                                                          574,588             529,663
 Value of business acquired                                                                 224,102             230,542
 Investment in unconsolidated subsidiary                                                     31,740              30,683
 Goodwill                                                                                   222,254             206,324
 Property and equipment                                                                      23,669              23,046
 Deferred income taxes                                                                       59,003              72,691
 Other assets                                                                               399,224             383,415
 Closed Block assets                                                                      1,432,196           1,412,622
                                                                                       --------------------------------
                         Total assets                                                  $ 10,831,122         $10,719,353
                                                                                       ================================

See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                               March 31,         December 31,
                                                                                                 2000               1999
                                                                                              ------------------------------
                                                                                              (unaudited)
                         Liabilities and Stockholders' Equity

Policy reserves and policyowner funds:
      Future life and annuity policy benefits                                                 $ 7,439,491        $ 7,390,991
      Policyowner funds                                                                           295,264            282,026
                                                                                              ------------------------------
                                                                                                7,734,755          7,673,017

Accrued expenses                                                                                   28,864             36,309
Dividends payable to policyowners                                                                   2,373              2,248
Policy and contract claims                                                                          7,587             12,221
Income taxes payable                                                                                1,407             16,532
Other liabilities                                                                                 136,945            102,083
Debt (note 3)                                                                                     188,975            173,088
Closed Block liabilities                                                                        1,767,550          1,756,064
                                                                                              ------------------------------

                         Total liabilities                                                      9,868,456          9,771,562

                                                                                              ------------------------------
Company-obligated mandatorily redeemable preferred
      capital securities of subsidiary trusts holding solely
      junior subordinated debentures of the Company (note 3)                                      214,791            214,791

                                                                                              ------------------------------
Stockholders' equity:
      Preferred Stock, no par value, 20,000,000 shares
           authorized, none issued                                                                      -                  -
      Common Stock, Class A, no par value, 180,000,000
           shares authorized:  issued and outstanding; 24,997,902
           shares (net of 4,735,257 treasury shares) in 2000 and
           25,070,854 shares (net of 4,662,305 treasury shares) in 1999                            24,998             25,071
      Common Stock, Class B, no par value, 50,000,000 shares
           authorized; 5,000,000 shares issued and outstanding                                      5,000              5,000
      Paid-in capital                                                                             281,433            282,831
      Accumulated other comprehensive income (loss)                                              (132,389)          (135,964)
      Unearned compensation                                                                          (270)              (323)
      Unallocated ESOP shares                                                                      (1,378)            (1,378)
      Retained earnings                                                                           570,481            557,763
                                                                                              ------------------------------
                         Total stockholders' equity                                               747,875            733,000
                                                                                              ------------------------------
                         Total liabilities and stockholders' equity                           $10,831,122        $10,719,353
                                                                                              ==============================


 See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                                2000               1999
                                                                                           -------------------------------
Revenues:
      Insurance premiums                                                                   $    20,151            $ 23,835
      Universal life and annuity product charges                                                20,185              17,186
      Net investment income                                                                    139,854             129,965
      Realized gains (losses) on investments                                                    (3,028)              2,604
      Other income                                                                               4,665               1,715
      Contribution from the Closed Block                                                         5,860               6,542
                                                                                           -------------------------------

                                                                                               187,687             181,847
                                                                                           -------------------------------
Benefits and expenses:
      Policyowner benefits                                                                     108,986             109,419
      Underwriting, acquisition, and other expenses                                             24,158              22,417
      Amortization of deferred policy acquisition costs
           and value of business acquired                                                       22,320              16,985
      Dividends to policyowners                                                                  1,136                 976
                                                                                           -------------------------------

                                                                                               156,600             149,797
                                                                                           -------------------------------

Income from operations                                                                          31,087              32,050
Interest expense                                                                                 7,298               7,229
                                                                                           -------------------------------
Income before income tax expense and equity in
      earnings of unconsolidated subsidiary                                                     23,789              24,821

Income tax expense (note 4)                                                                      8,852               8,194
                                                                                           -------------------------------

Income before equity in earnings of unconsolidated
      subsidiary                                                                                14,937              16,627
Equity in earnings of unconsolidated subsidiary,
      net of tax                                                                                   781                 330
                                                                                           -------------------------------

            Net income                                                                     $    15,718            $ 16,957
                                                                                           ===============================

Earnings per common share:
      Basic                                                                                $      0.52            $   0.56
                                                                                           ===============================
      Diluted                                                                              $      0.52            $   0.56
                                                                                           ===============================

Weighted average common shares outstanding
      Basic                                                                                 29,967,997          30,432,955
                                                                                           ===============================
      Diluted                                                                               30,031,206          30,469,673
                                                                                           ===============================


See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    2000                 1999
                                                                                 ------------------------------
Net Income                                                                       $ 15,718              $ 16,957

Other comprehensive income (loss), before tax
      Unrealized gains (losses) on securities
           Unrealized holding gains (losses) arising during period                  1,057               (30,158)
           Less: reclassification adjustment for gains (losses)
               included in net income                                              (4,443)                3,328
                                                                                 ------------------------------


      Other comprehensive income (loss), before tax                                 5,500               (33,486)

      Income tax (expense) benefit related to items of other
           comprehensive income                                                    (1,925)               11,720
                                                                                 ------------------------------

Other comprehensive income (loss), net of tax                                       3,575               (21,766)
                                                                                 ------------------------------

Comprehensive income (loss)                                                      $ 19,293              $ (4,809)
                                                                                 ==============================

See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                        2000                1999
                                                                                      ----------------------------
Cash flows from operating activities
       Net Income                                                                     $ 15,718          $   16,957
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Policyowner assessments on universal life
                 and annuity products                                                  (13,545)            (13,381)
            Interest credited to policyowner account
                 balances                                                               75,875              77,271
            Realized investment (gains) losses                                           3,028              (2,604)
            Goodwill amortization                                                        2,062               1,880
            VOBA amortization                                                            8,984               7,410
       Change in:
            Accrued investment income                                                   (8,446)             (5,464)
            Reinsurance receivables                                                     11,086              (2,048)
            Deferred policy acquisition costs                                          (35,167)            (27,961)
            Liabilities for future policy benefits                                      17,776             (44,583)
            Policy and contract claims and other
                 policyowner funds                                                      (1,476)             (4,001)
            Income taxes:
                 Current                                                               (15,814)             (2,358)
                 Deferred                                                               12,577               1,414
       Other, net                                                                      (25,685)             30,070
       Change in Closed Block assets and
            liabilities, net                                                            13,341              37,431
                                                                                      ----------------------------
            Net cash provided by operating activities                                   60,314              70,033
                                                                                      ----------------------------
Cash flows from investing activities
       Purchase of fixed maturities available-for-sale                                 550,469          (1,126,910)
       Maturities, calls and principal reductions of
            fixed maturities available for sale                                        434,583           1,069,617
       Purchase of equity securities                                                    (7,316)            (69,880)
       Proceeds from sale of equity securities                                           3,463              58,078
       Change in short-term investments, net                                                 -             (19,800)
       Purchase of mortgage loans                                                      (23,950)            (47,986)


                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             2000            1999
                                                                           ------------------------
      Proceeds from repayment and sale of
           mortgage loans                                                    150,795         37,579
      Purchase of real estate and other invested assets                      (32,709)       (46,267)
      Proceeds from sale of real estate and other
           invested assets                                                    16,299         36,915
      Change in policy loans, net                                              1,068           (345)
      Other assets, net                                                       (1,754)        (1,387)
      Change in Closed Block investments, net                                (20,257)       (12,724)
                                                                           ------------------------

           Net cash (used in) investing activities                           (30,247)      (123,110)
                                                                           ------------------------
Cash flows from financing activities:
      Change in checks written in excess of balance                                -         17,764
      Deposits to policyowner account balances                               325,060        288,780
      Withdrawals from policyowner account balances                         (344,565)      (304,047)
      Change in debt, net                                                     15,887            364
      Purchase of treasury stock                                              (1,523)             -
      Issuance of treasury stock                                                 105             67
      Dividends to shareholders                                               (3,000)        (3,042)
                                                                           ------------------------

           Net cash provided by (used in) financing activities                (8,036)          (114)
                                                                           ------------------------

           Net increase (decrease) in cash                                    22,031        (53,191)

Cash and cash equivalents at beginning of period                              23,090         60,090
                                                                           ------------------------

Cash and cash equivalents at end of period                                  $ 45,121      $   6,899
                                                                           ========================
Supplemental disclosure of cash activities:

      Interest paid                                                         $  7,377      $   7,196
                                                                           ========================

      Income taxes paid                                                     $ 11,613      $     120
                                                                           ========================


AMERUS LIFE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

     SFAS 133 AND 137

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the consolidated balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges or variable cash flows or forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the consolidated statement of operations. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. The Company is evaluating SFAS No. 133 and has not determined its effect on the Consolidated Financial Statements.


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


(2)  CLOSED BLOCK

     Summarized financial information of the Closed Block balance sheet as of March 31, 2000 and December 31, 1999 and statements of income for the three months ended March 31, 2000 and 1999 are as follows:

                                                                                  March 31,          December 31,
                                                                                    2000                1999
                                                                              ----------------------------------
                                                                                 (unaudited)
($ in thousands)
Assets:
Securities available-for-sale at fair value
        Fixed maturity securities                                             $ 1,108,628            $ 1,087,672
Policy loans                                                                      193,293                188,035
Other investments                                                                       -                    602
Cash and cash equivalents                                                           1,727                  5,910
Accrued investment income                                                          16,084                 14,949
Premiums and fees receivable                                                          752                    957
Deferred policy acquisition costs                                                  93,415                 97,141
Other assets                                                                       18,297                 17,356
                                                                              ----------------------------------
               Total Assets                                                   $ 1,432,196            $ 1,412,622
                                                                              ==================================
Liabilities:
Future life and annuity policy benefits                                       $ 1,598,804            $ 1,581,923
Policyowner funds                                                                   6,792                  8,905
Dividends payable to policyowners                                                 151,167                152,984
Policy and contract claims                                                          4,880                  4,670
Other liabilities                                                                   5,907                  7,582
                                                                              ----------------------------------
               Total Liabilities                                              $ 1,767,550            $ 1,756,064
                                                                              ==================================

                                                                                 Three Months Ended March 31,
                                                                                    2000                1999
                                                                              ----------------------------------
Revenues and expenses:
Insurance premiums                                                            $    48,974            $    48,960
Universal life and annuity product charges                                          3,091                  3,404
Net investment income                                                              27,294                 29,651
Realized gains (losses) on investments                                                 40                    452
Policyowner benefits                                                              (53,951)               (51,321)
Underwriting, acquisition and other expenses                                         (828)                (1,811)
Amortization of deferred policy acquisition costs                                  (3,727)                (7,553)
Dividends to policyowners                                                         (15,033)               (15,240)

Contribution from the Closed Block                                            ----------------------------------
        before income taxes                                                   $     5,860            $     6,542
                                                                              ==================================

(3)      DEBT AND CAPITAL SECURITIES

         Debt consists of the following:

                                                                                     March 31,          December 31,
                                                                                       2000                 1999
                                                                                  ------------          ------------
                                                                                   (unaudited)
($ in thousands)

Federal Home Loan Bank community investment
      long-term advances with a weighted average
      interest rate of 6.29% at March 31, 2000 (A)                                  $  15,975             $  16,088

Revolving credit agreement                                                             48,000                32,000

Senior notes bearing interest at 6.95%
      due June, 2005                                                                  125,000               125,000
                                                                                  ------------          ------------


                                                                                    $ 188,975             $ 173,088
AmerUs Capital I 8.85 % Capital                                                   ============          ============
      Securities Series A due
      February 1, 2007                                                              $  86,000             $  86,000

AmerUs Capital II 7.00 % Adjustable
      Conversion-rate Equity Security
      Units due July 27, 2003                                                         128,791               128,791
                                                                                  ------------          ------------
                                                                                    $ 214,791             $ 214,791
                                                                                  ============          ============


(A) The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). In addition to the long-term advances disclosed above, the Company is eligible to borrow under variable-rate short term fed funds arrangements of which no amount was outstanding at March 31, 2000. These borrowings are secured and interest is payable at the current rate at the time of any advance.

     For an additional discussion of the terms of the above indebtedness refer to the Company's consolidated financial statements as of December 31, 1999.


(4)  FEDERAL INCOME TAXES

     The effective income tax rate for the three months ending March 31, 2000 and 1999 varied from the prevailing corporate rate primarily as a result of goodwill amortization and low income housing and rehabilitation credits.

(5)  COMMITMENTS AND CONTINGENCIES

     The Company has entered into agreements with various partnerships in which a subsidiary of AMHC has an interest. Pursuant to these agreements the Company is obligated to make future capital contributions to the partnerships of up to $48.4 million.

     The Company is party to financial instruments in the normal course of business to meet the financing needs of its customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit, guarantees and standby letters of credit. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. The Company has also guaranteed two loans for a fee. At March 31, 2000, outstanding commitments to extend credit totaled approximately $11.6 million and loan guarantees totaled approximately $6.5 million.

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

     AmerUs Life Insurance Company ("AmerUs Life") and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company ("AVLIC"), cannot meet its policyholder obligations. At March 31, 2000, AVLIC had statutory assets of $2,724.8 million, liabilities of $2,682.5 million, and surplus of $42.3 million.

     In the ordinary course of business, the Company and its subsidiaries are engaged in certain other litigation, none of which management believes is material to the Company's results of operations.


(6)  REORGANIZATION

     On December 20, 1999 the Company and the Company's controlling shareholder, American Mutual Holding Company, AMHC, announced that their respective boards of directors had approved plans for the demutualization of AMHC and the merger of the Company into AMHC following the demutualization. Upon completion of the demutualization, AMHC would be a public company and will change its name to AmerUs Group Co. (AmerUs Group). Members of AMHC will receive approximately 17 million shares of AmerUs Group and cash or policy credits in excess of $300 million as a result of the demutualization. Shareholders of the Company will receive shares in AmerUs Group in a one-for-one exchange. Upon completion of the demutualization, AmerUs Group will consist of the Company and AMHC's non-life subsidiaries, principally AmerUs Properties, Inc. and AmerUs Home Equity, Inc.

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

     As part of the transaction, the Company made an investment of $100 million in a downstream holding company of ILICO.

     ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At March 31, 2000, ILICO had total assets of $6.2 billion and insurance in force of $30.0 billion.

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

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on convertible debt which are considered core earnings, are not included as part of operating segment income. These items are shown between adjusted pre-tax operating income and income from operations on the following operating segment income tables. Operating segment income is generally income before non-core realized gains and losses, interest expense, income tax and equity earnings of the Company's unconsolidated subsidiary, AMAL. Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the All other category. These items primarily consist of discontinued product lines such as group and health and holding company revenues and expenses. The contribution to the operating income of the life insurance segment from the Closed Block is reported as a single line item.

     Assets are segmented based on policy liabilities directly attributable to each segment. All assets allocated to the Closed Block are grouped together and shown as a separate item entitled "Closed Block Assets."

     There are no significant intersegment transactions.

     There have been no material changes in segment assets since December 31, 1999.

     Operating segment income is as follows:

Operating Segment Income
($ in thousands)

Three Months Ended March 31, 2000

                                                                   Life Insurance         Annuities   All Other      Consolidated
                                                                -----------------------------------------------------------------
Revenues:
      Insurance premiums                                               $ 14,307        $  5,883        $   (39)         $ 20,151
      Universal life and annuity product charges                         11,695           8,490              -            20,185
      Net investment income                                              24,848         113,301          1,705           139,854
      Core realized gains on investments                                      -           1,528              -             1,528
      Other income                                                            -           4,165            500             4,665
      Contribution from the Closed Block                                  5,860               -              -             5,860
                                                                -----------------------------------------------------------------

                                                                         56,710         133,367          2,166           192,243
Benefits and expenses:
      Policyowner benefits                                               22,005          86,808            173           108,986
      Underwriting, acquisition, and other expenses                       9,784          11,391          2,533            23,708
      Amortization of deferred policy acquisition costs
           and value of business acquired, net of
           non-core adjustment of $620                                    5,810          15,890              -            21,700
      Dividends to policyowners                                           1,136               -              -             1,136
                                                                -----------------------------------------------------------------

                                                                         38,735         114,089          2,706           155,530
                                                                -----------------------------------------------------------------

Adjusted pre-tax operating income (loss)                               $ 17,975        $ 19,278        $  (540)           36,713
                                                                ================================================

      Non-core realized gains (losses) on investments                                                                     (4,556)
      Amortization of deferred policy acquisition costs
           due to non-core realized gains or losses                                                                         (620)
      Reorganization costs                                                                                                  (450)

                                                                                                                     ---------------
Income from operations                                                                                                    31,087

Interest (expense)                                                                                                        (7,298)

Income tax (expense)                                                                                                      (8,852)

Equity in earnings of unconsolidated subsidiary, net of tax                                                                  781
                                                                                                                     ---------------

           Net income                                                                                                   $ 15,718
                                                                                                                     ===============

 Operating Segment Income
 ($ in thousands)


 Three Months Ended March 31, 1999


                                                                                                                     Total
                                                                 Life Insurance    Annuities      All Other      Consolidated
                                                            ------------------------------------------------------------------
Revenues:
      Insurance premiums                                            $15,326        $  8,470         $   39          $ 23,835
      Universal life and annuity product charges                     11,821           5,365              -            17,186
      Net investment income                                          20,623         108,201          1,141           129,965
      Core realized gains on investments                                  -           2,969              -             2,969
      Other income                                                        -           1,362            353             1,715
      Contribution from the Closed Block                              6,542               -              -             6,542
                                                            ------------------------------------------------------------------

                                                                     54,312         126,367          1,533           182,212
Benefits and expenses:
      Policyowner benefits                                           24,586          84,745             88           109,419
      Underwriting, acquisition, and other expenses                  12,175           9,576            666            22,417
      Amortization of deferred policy acquisition costs
           and value of business acquired, net of
           non-core adjustment of $511                                5,017          11,457              -            16,474
      Dividends to policyowners                                         976               -              -               976
                                                            ------------------------------------------------------------------

                                                                     42,754         105,778            754           149,286
                                                            ------------------------------------------------------------------

Adjusted pre-tax operating income                                   $11,558        $ 20,589         $  779            32,926
                                                            ================================================

      Non-core realized gains (losses) on investments                                                                   (365)
      Amortization of deferred policy acquisition costs
           due to non-core realized gains or losses                                                                     (511)

                                                                                                                 --------------
Income from operations                                                                                                32,050

Interest (expense)                                                                                                    (7,229)

Income tax (expense)                                                                                                  (8,194)

Equity in earnings of unconsolidated subsidiary, net of tax                                                              330
                                                                                                                 --------------

           Net income                                                                                               $ 16,957
                                                                                                                 ==============

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

     The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), defined as policy acquisition costs, are deferred. The method of amortizing deferred policy acquisition costs for life insurance products varies, dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company's statutory surplus. Non-participating life insurance deferred policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. Deferred policy acquisition costs for participating policies are amortized as an expense primarily in proportion to expected profits or margins from such policies. This amortization is adjusted when current or estimated future gross profits or margins on the underlying policies vary from previous estimates. For example, the amortization of deferred policy acquisition costs is accelerated when policy terminations are higher than originally estimated or when investments supporting the policies are sold at a gain prior to their anticipated maturity. Death and other policyowner benefits reflect exposure to mortality risk and fluctuate from period to period based on the level of claims incurred within insurance retention limits. The profitability of the Company is primarily affected by expense levels, interest spread results (i.e., the excess of investment earnings over the interest credited to policyowners) and fluctuations in mortality, persistency and other policyowner benefits. The Company has the ability to mitigate adverse experience through adjustments to credited interest rates, policyowner dividends or cost of insurance charges.

ADJUSTED NET OPERATING INCOME

     The following table reflects net income adjusted to eliminate certain items (net of applicable income taxes and minority interest) which management believes do not necessarily indicate overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on convertible debt which are considered core earnings, are eliminated. Net realized capital gains or losses on investments may be realized at the sole discretion of management and are often realized in accordance with tax planning strategies. Therefore, net realized capital gains or losses do not reflect the Company's ongoing earnings capacity. Different items are likely to occur in each period presented and others may have different opinions as to which items may warrant adjustment. Adjusted net operating income is the basis used by the Company in assessing its overall performance. Adjusted net operating income as described here may not be comparable to similarly titled measures reported by other companies. The adjusted net operating income shown below does not constitute net income computed in accordance with GAAP.



                                                          For the Three Months Ended
                                                                  March 31,
                                                        2000                     1999
                                                     -----------------------------------
($ in thousands, except per share data)

Net Income                                           $ 15,718                  $ 16,957

Net non-core realized (gains) losses (A)                2,962                       237

Net amortization of deferred policy
       acquisition costs due to non-core
       realized gains or losses (B)                       403                       332

Reorganization costs (C)                                  450                         -

                                                     -----------------------------------
Adjusted Net Operating Income                        $ 19,533                  $ 17,526
                                                     ===================================

Adjusted Net Operating Income
       per common share:
       Basic (D)                                     $   0.65                  $   0.58
       Diluted (E)                                   $   0.65                  $   0.58



(A) Represents total realized gains or losses on investments less core realized gains or losses (defined as gains or losses on the convertible preferred stock and bond portfolio, and gains on loans held for sale) adjusted for income taxes on such amounts. Non-core realized gains or losses may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Represents amortization of deferred policy acquisition costs due to non-core realized gains or losses being included in product margins, adjusted for income taxes on such amounts.

C) Represents costs directly related to the Company's proposed merger with its controlling shareholder, American Mutual Holding Company (AMHC), following the proposed demutualization of AMHC. These costs consist primarily of legal and consulting expenses. See further discussion of the proposed reorganization plans in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition.

(D) Basic adjusted net operating income per common share for the first quarters of 2000 and 1999 is calculated using 29.97 million and 30.43 million shares, respectively.

(E) Diluted adjusted net operating income per common share for the first quarters of 2000 and 1999 is calculated using 30.03 million and 30.47 million shares, respectively.


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

     The contribution to the operating income of the Company from the Closed Block is reported as a single line item in the income statement. Accordingly, premiums, product charges, investment income, realized gains and (losses) on investments, policyowner benefits and dividends attributable to the Closed Block, less certain minor expenses including amortization of deferred policy acquisition costs, are shown as a net number under the caption "Contribution from the Closed Block". This results in material reductions in the respective line items in the income statement while having no effect on net income. The expenses associated with the administration of the policies included in the Closed Block and the renewal commissions on these policies are not charged against the Contribution from the Closed Block, but rather are grouped with underwriting, acquisition and other expenses. Also, all assets allocated to the Closed Block are grouped together and shown as a separate item titled "Closed Block Assets". Likewise, all liabilities attributable to the Closed Block are combined and disclosed as the "Closed Block Liabilities".


OPERATING SEGMENTS

     The Company has two reportable operating segments: Life Insurance and Annuities. Products generally distinguish a segment. The Company uses the same accounting policies and procedures to measure operating segment income as it uses to measure its consolidated income from operations with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are explained further in the Adjusted Net Operating Income section of Management's Discussion and Analysis of Results of Operations and Financial Condition. Revenues and benefits and expenses are primarily attributed directly to each operating segment. Net investment income and core realized gains and (losses) on investments are allocated based on the directly-related asset portfolios. Other revenues and expenses which are deemed not to be associated with any specific reportable segment are grouped together in the All Other category. These items primarily consist of discontinued product lines such as group and health and holding company revenues and expenses. The Company assesses the performance of its operating segments before interest expense, income taxes, and equity in earnings of its unconsolidated subsidiary, AMAL Corporation (AMAL).

SALES

     LIFE INSURANCE

     The following table sets forth information regarding the Company's life insurance sales activity by product:

                                                                   Sales Activity by Product
                                                               Direct First Year Annualized Premiums
                                                                   For the Three Months Ended
                                                                           March 31,
                                                                     2000              1999
                                                              -----------------------------------
($ in thousands)

Traditional life insurance:
    Participating whole life                                   $         3,768   $        4,905
    Term life                                                            2,879            1,412
Universal life                                                           4,563            3,210
                                                              -----------------------------------

    Total                                                      $        11,210   $        9,527
                                                              ===================================

     Life insurance sales as measured by annualized premiums increased 17.7% to $11.2 million for the first quarter of 2000 compared to $9.5 million for the same period in 1999. Sales of participating whole life insurance decreased in the first quarter of 2000 compared to the first quarter of 1999 which was consistent with the general industry decline of sales of this product. Term life insurance sales increased $1.5 million to $2.9 million for the first quarter of 2000 compared to $1.4 million for the same period in 1999. The increase in term life insurance sales was primarily the result of product repricing completed in mid-1999 along with an increase in consumer demand for the product. Sales of universal life insurance for the first three months of 2000 increased by $1.3 million from the same period in 1999. Increased sales of universal life were primarily attributable to new universal life products introduced in mid-1999.

     The following table sets forth the Company's life insurance collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:

                                                 Collected Premiums by Product
                                                  For the Three Months Ended
                                                           March 31,
                                                    2000              1999
                                             -----------------------------------
($ in thousands)

Individual life premiums collected:
    Traditional life:
        First year and single                 $      21,552     $      22,222
        Renewal                                      47,497            46,624
                                             ---------------------------------

        Total                                        69,049            68,846

    Universal life:
        First year and single                         7,612             5,098
        Renewal                                      19,239            18,771
                                             ---------------------------------

        Total                                        26,851            23,869

Total individual life                                95,900            92,715

    Reinsurance assumed                                 372               349
    Reinsurance ceded                                (5,912)           (4,302)
                                             ---------------------------------

Total individual life, net of reinsurance     $      90,360     $      88,762
                                             =================================

     Traditional life insurance premiums collected were $69.0 million for the first quarter of 2000 compared to $68.8 million for the first quarter of 1999. Although repetitive premiums were higher in the first quarter of 2000 as compared to the first quarter of 1999, first year and single premium decreased between periods due to decreased discretionary premium contributions. Discretionary premium contributions are largely impacted by alternative investment rates available. Renewal direct collected premium was $0.9 million higher in the first quarter of 2000 as compared to the same period in 1999 primarily due to continued favorable persistency and the continued growth of the block of business.

     Universal life insurance premiums collected were $26.9 million in the first quarter of 2000 compared to $23.9 million for the same period in 1999. The increase in 2000 was primarily due to new products introduced in mid-1999.

     Effective January 1, 2000, the Company entered into additional reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. As a result of these new agreements, reinsurance ceded was $1.6 million higher for the first quarter of 2000 as compared to the same period in 1999.

     The following table sets forth information regarding the Company's life insurance in force for each date presented:

                                                                     Individual Life Insurance in Force
                                                                               As of March 31,
                                                                       2000                     1999
                                                              -----------------------------------------------
($ in thousands)

Traditional life
    Number of policies                                                      249,600                  252,975
    GAAP life reserves                                          $         1,664,907    $           1,578,053
    Face amounts                                                $        22,594,000    $          19,843,000

Universal life
    Number of policies                                                      112,779                  114,397
    GAAP life reserves                                          $           927,749    $             900,756
    Face amounts                                                $        12,387,000    $          12,114,000

Total life insurance
    Number of policies                                                      362,379                  367,372
    GAAP life reserves                                          $         2,592,656    $           2,478,809
    Face amounts                                                $        34,981,000    $          31,957,000

     While the total policy count continues to decline consistent with industry trends, the average policy size continues to increase, from $87,000 in 1999 to $96,500 in 2000. As a result, total insurance in force has grown to almost $35 billion as of March 31, 2000.

     ANNUITIES

     The following table sets forth annuity collected premiums for the periods indicated:

                                             Collected Premiums by Product
                                              For the Three Months Ended
                                                       March 31,
                                                 2000             1999
                                           ----------------------------------
($ in thousands)

Fixed annuities                             $       206,324  $       233,675
Multi-choice annuities                               20,206                -
Equity-index annuities                               70,931            4,639
                                           ----------------------------------

    Total                                           297,461          238,314

Reinsurance assumed                                       -                -
Reinsurance ceded                                       (54)             (66)
                                           ----------------------------------

Total annuities, net of reinsurance         $       297,407   $      238,248
                                           ==================================

     The Company markets its annuity products on a national basis through networks of independent agents whom are supervised by regional vice presidents and directors or Independent Marketing Organizations (IMO's). The Company's IMO's consist of approximately 70 contracted organizations and three wholly-owned organizations. Annuity collected premiums were $297.5 million for the first quarter of 2000 compared to $238.3 million for the same period in 1999. The increase in collected premiums was primarily attributable to the introduction of new equity-index and multi-choice annuity products in late-1999 and first quarter 2000. The multi-choice annuity product provides for various earnings strategies under one product, such as a long-term equity index, an annual equity index, an investment grade bond index, and a guaranteed one-year rate. Earnings are credited to this product based on the increases in the applicable indices, less management fees, and funds may be moved between investment alternatives.

     The following table sets forth information regarding annuities in force for each date presented:

                                                                 Annuities in Force
                                                                   As of March 31,
                                                            2000                     1999
                                                  --------------------------------------------------
($ in thousands)

Deferred fixed and immediate annuities
    Number of policies                                           166,607                  177,032
    GAAP life reserves                             $           5,886,865   $            5,982,979

Multi-choice annuities
    Number of policies                                               389                        -
    GAAP life reserves                             $              22,146   $                    -

Equity-index annuities
    Number of policies                                            10,673                    6,369
    GAAP life reserves                             $             519,931   $              254,059

Total annuities
    Number of policies                                           177,669                  183,401
    GAAP life reserves                             $           6,428,942   $            6,237,038

     The total number of annuity policies declined between periods while the GAAP reserves on annuity policies increased. These changes between periods were primarily attributable to an increase in the average size of policies sold combined with surrenders of smaller average size policies.


RESULTS OF OPERATIONS

     A summary of the Company's revenue follows:



                                                                     Three Months Ended
                                                                          March 31,
                                                                     2000            1999
                                                                ------------------------------
($ in thousands)

Insurance premiums
      Life insurance - traditional                               $      14,307  $     15,326
      Annuities - Immediate annuity &
            supplementary contract premiums                              5,883         8,470
      All other                                                            (39)           39
                                                                ------------------------------

      Total insurance premiums                                          20,151        23,835

Product charges
      Life insurance - universal life                                   11,695        11,821
      Annuities                                                          8,490         5,365
                                                                ------------------------------

      Total product charges                                             20,185        17,186

Net investment income
      Life insurance                                                    24,848        20,623
      Annuities                                                        113,301       108,201
      All other                                                          1,705         1,141
                                                                ------------------------------

      Total net investment income                                      139,854       129,965

Realized gains (losses) on investments
      Life insurance - core                                                  -             -
      Annuities - core                                                   1,528         2,969
      All other - non-core                                              (4,556)         (365)
                                                                ------------------------------

      Total realized gains (losses) on investments                      (3,028)        2,604

Other income
      Life insurance                                                         -             -
      Annuities                                                          4,165         1,362
      All other                                                            500           353
                                                                ------------------------------

      Total other income                                                 4,665         1,715

Contribution from the Closed Block                                       5,860         6,542
                                                                ------------------------------

      Total revenues                                             $     187,687  $    181,847
                                                                ==============================

     Traditional life insurance premiums were $14.3 million for the first quarter of 2000 compared to $15.3 million for the same period in 1999. Effective January 1, 2000, the Company entered into reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of new business. The decrease in traditional life insurance premiums was primarily the result of approximately $1.0 million of additional premium ceded to reinsurers and approximately $1.3 million of lower discretionary premium contributions, partially offset by increased renewal premium of approximately $1.3 million.

     Immediate annuity and supplementary contract premiums decreased by $2.6 million to $5.9 million for the first quarter of 2000 compared to $8.5 million for the first quarter of 1999. A decrease in immediate annuity premiums in 2000 was anticipated as a result of pricing adjustments made on immediate annuity products.

     Universal life product charges were $0.1 million lower in the first quarter of 2000 compared with the same period in 1999. The decrease in product charges in 2000 was primarily due to higher reinsurance costs partially offset by increased cost of insurance charges as a result of the normal aging of the block of business.

     Annuity product charges were $8.5 million for the first quarter of 2000 compared to $5.4 million for the same period in 1999. The increase in product charges was primarily due to increased surrender charges resulting from the larger annuity block of business in force and an increase in withdrawals. Annuity withdrawal rates averaged 16.9% in the first quarter of 2000 compared to 14.7% in the first quarter of 1999. Based on the current interest rate environment, withdrawal rates for the near term are expected to run at a higher level as compared to a year ago. Although withdrawal rates were up, internal replacement rates were also up as some of the surrendered policies were rolled over to other AmerUs products.

     Total net investment income was $139.9 million for the first quarter of 2000 compared to $130.0 million for the first quarter of 1999. The increase in 2000 net investment income was primarily attributable to higher average invested assets (excluding market value adjustments) and a higher effective yield as compared to 1999. Average invested assets (excluding market value adjustments) increased approximately $325.4 million in the first quarter of 2000 as compared to the same period in 1999 primarily due to the Company's increased investment funds from a structured asset-backed commercial paper vehicle entered into in the third quarter of 1999 and the growth of the Company's life insurance and annuity business since last year. The effective yield of the entire portfolio in the first quarter of 2000 was 7.34% compared to 7.09% in the first quarter of 1999. The effective yield of the annuity portion of the portfolio increased 4 basis points to 6.77% for the first quarter of 2000 as compared to 6.73% for the same period in 1999. The increase in effective yields primarily resulted from higher reinvestment rates near the end of 1999 and in the first quarter of 2000 as compared to the portfolio rate at the beginning of the prior year period.

     Realized losses on investments were $3.0 million for the first quarter of 2000 compared to realized gains of $2.6 million for the first quarter of 1999. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

     All other income primarily consists of structured finance fees from affordable housing programs and third party annuity commissions received by wholly-owned IMO's. Other income increased approximately $3.0 million in the first quarter of 2000 as compared to the same period in 1999 primarily due to the acquisition of another IMO in February, 2000.

     The Contribution from the Closed Block was $5.9 million for the first quarter of 2000 compared to $6.5 million for the same period in 1999. The following table sets forth the operating results of the Closed Block for the periods indicated:

                                                                Three Months Ended
                                                                     March 31,
                                                                 2000        1999
                                                            -------------------------
($ in thousands)

Revenues
   Insurance premiums                                         $  48,974    $  48,960
   Universal life and annuity product charges                     3,091        3,404
   Net investment income                                         27,294       29,651
   Realized gains (losses) on investments                            40          452
                                                             ------------------------

        Total revenues                                           79,399       82,467

Benefits and expenses
   Policyowner benefits                                          53,951       51,321
   Underwriting, acquisition and insurance expenses                 828        1,811
   Amortization of deferred policy acquisition costs              3,727        7,553
   Dividends to policyowners                                     15,033       15,240
                                                             ------------------------

        Total benefits and expenses                              73,539       75,925
                                                             ------------------------
Contribution from the Closed Block                            $   5,860    $   6,542
                                                             ========================

     Closed Block insurance premiums were approximately $49.0 million for the first quarter of 2000 and the first quarter of 1999. Closed Block insurance premiums are expected to decline as the Closed Block's life insurance in force declines over the life of the Block. However, due to an increase in paid-up additions to life insurance policies from dividend distributions, life insurance premiums for the first quarter of 2000 remained at the same level as the first quarter of 1999.

     Product charges on universal life policies included in the Closed Block decreased $0.3 million to $3.1 million for the first quarter of 2000 compared to $3.4 million for the same period in 1999. The decrease in product charges on universal life policies was primarily the result of the reduction of such business in force due to deaths and surrenders.

     Net investment income for the Closed Block was $27.3 million for the first quarter of 2000 compared to $29.7 million for the same period in 1999. The decrease was primarily attributable to lower effective yields, partially offset by higher average invested assets (excluding market value adjustments).

     There were minimal realized gains on investments of the Closed Block in the first quarter of 2000 compared to $0.4 million of realized gains in the first quarter of 1999. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

     Closed Block policyowner benefits were $2.6 million higher in the first quarter of 2000 compared to the same period in 1999. The increase was primarily due to increased death benefits.

     The amortization of deferred policy acquisition costs for the Closed Block decreased by $3.9 million to $3.7 million for the first quarter of 2000 compared to $7.6 million for the first quarter of 1999. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The decrease in the amortization of deferred policy acquisition costs for the first quarter of 2000 compared to the first quarter of 1999 is consistent with the projected reduction in the gross margins of the Closed Block as the life insurance in force declines.

     Closed Block dividends to policyowners decreased by $0.2 million to $15.0 million for the first quarter of 2000 compared to $15.2 million for the same period in 1999. The decrease in 2000 was primarily due to the decrease in the deferred dividends resulting from lower margins as compared to the same period in 1999.

     A summary of the Company's policyowner benefits follows:

                                                            Three Months Ended
                                                                March 31,
                                                           2000         1999
                                                        ------------------------
($ in thousands)

Life Insurance
     Traditional:
         Death benefits                                  $     770    $     694
         Change in liability for future policy
            benefits and other policy benefits               4,314       10,291
                                                        ------------------------

            Total traditional                                5,084       10,985

     Universal:
         Death benefits in excess of cash value              8,313        6,289
         Interest credited on policyowner
              account balances                               7,654        7,531
         Other                                                 954         (219)
                                                        ------------------------

            Total universal                                 16,921       13,601
                                                        ------------------------

            Total life insurance benefits                   22,005       24,586

Annuities
   Interest credited to deferred annuity
        account balances                                    68,221       69,740
   Other annuity benefits                                   18,587       15,005
                                                        ------------------------

            Total annuity benefits                          86,808       84,745

All other benefits                                             173           88
                                                        ------------------------

Total policyowner benefits                               $ 108,986    $ 109,419
                                                        ========================


     Total life insurance benefits were $22.0 million for the first quarter of 2000 compared to $24.6 million for the first quarter of 1999. The Company entered into additional reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of new business. The decrease in traditional life insurance benefits was primarily due to increased reserve credits associated with the new reinsurance agreements and lower premiums. Universal life insurance benefits increased in the first quarter of 2000 as compared to the same period in 1999 primarily due to increased death benefits corresponding to the expected growth of the business in force. In addition, the Company experienced higher than expected death benefits in the first quarter of 2000. The Company does not believe that this is an indication of a change in long-term mortality trends but more of a fluctuation which is not unusual from time to time. Interest credited on universal policyowner account balances increased $0.1 million to $7.6 million for the first quarter of 2000 compared to $7.5 million for the same period in 1999 primarily due to higher policyowner account balances. Policyowner account balances were approximately $5.8 million higher in the first quarter of 2000 as compared to the first quarter of 1999. Partially offsetting the increase in policyowner account balances was a decrease in crediting rates. The weighted average interest crediting rate on policyowner account balances for the first quarter of 2000 was 5.62% compared to 5.75% for the same period in 1999.

     Annuity benefits were $86.8 million for the first quarter of 2000 compared to $84.7 million for the same period in 1999. The increase was primarily in other annuity benefits which included approximately $3.9 million of interest expense on an insurance contract issued to a commercial paper conduit in mid-1999. Partially offsetting this increase in other annuity benefits was a decrease in interest credited to deferred annuity account balances. This decrease was primarily attributable to a lower weighted average crediting rate in the first quarter of 2000 compared to the first quarter of 1999. The weighted average crediting rate on deferred annuity account balances was decreased 19 basis points to 4.87% for the first quarter of 2000 compared to 5.06% for the first quarter of 1999. As a result of the crediting rate decrease combined with the increase in annuity investment portfolio yields, GAAP spreads widened 23 basis points in the first quarter of 2000 as compared to the same period in 1999.

     A summary of the Company's expenses follows:

                                                                For the Three Months Ended
                                                                         March 31,
                                                                   1999            1998
                                                             --------------------------------
($ in thousands)

Life Insurance
       Underwriting, acquisition and
            other expenses                                     $      9,784   $      12,175
       Amortization of deferred policy acquisition costs
            and value of business acquired (VOBA), net
            of non-core adjustment of $21 and $315
            for the three months ended March 31,
            2000 and 1999, respectively                               5,810           5,017
                                                             --------------------------------

            Total life insurance                                     15,594          17,192

Annuities
     Underwriting, acquisition and
            other expenses                                           11,391           9,576
     Amortization of deferred policy acquisition costs
            and value of business acquired (VOBA), net
            of non-core adjustment of $599 and $196
            for the three months ended March 31,
            2000 and 1999, respectively                              15,890          11,457
                                                             --------------------------------

            Total annuities                                          27,281          21,033

Amortization of deferred policy acquisition costs due
     to non-core realized gains or losses                               620             511

All other expenses                                                    2,533             666

Reorganization costs                                                    450              --
                                                             --------------------------------

Total expenses                                                 $     46,478   $      39,402
                                                             ================================



     Total life insurance expenses were $15.6 million for the first quarter of 2000 compared to $17.2 million for the first quarter of 1999. Underwriting, acquisition and other expenses were $2.4 million lower in the first quarter of 2000 compared to the same period in 1999 primarily due to decreased technology costs primarily related to the Year 2000 Compliance Project. Partially offsetting this decrease was a $0.8 million increase in the amortization of deferred policy acquisition costs and value of business acquired (VOBA), resulting primarily from the growth in the deferred policy acquisition cost asset as the block of business in force continues to grow.

     Total annuity expenses increased by $6.3 million to $27.3 million for the first quarter of 2000 compared to $21.0 million for the first quarter of 1999. Underwriting, acquisition and other expenses increased approximately $1.8 million in the first quarter of 2000 compared to the same period in 1999 primarily due to the additional operating costs associated with the new IMO acquired in the first quarter of 2000. This increase in expense was more than offset by the increase in other income from the IMO as discussed previously. Amortization of deferred policy acquisition costs and VOBA increased approximately $4.4 million in the first quarter of 2000 compared to the same period in 1999. The increase in amortization was primarily attributable to the general growth in the deferred policy acquisition cost asset associated with the continued growth in annuity sales. In addition, VOBA amortization increased in the first quarter of 2000 as surrenders of those policies associated with the VOBA asset increased during the period.

     All other expenses increased by $1.8 million in the first quarter of 2000 compared to the same period in 1999 primarily due to increased incentive compensation at the holding company.

     The 2000 reorganization costs consist of legal and consulting expenses associated with the Company's proposed merger with its controlling shareholder, AMHC, following the proposed demutualization of AMHC. See further discussion of these proposed reorganization plans in the Liquidity and Capital Resources section. As these costs are not of a continuing nature, they have been excluded from the Operating Segment amounts.

     A summary of the Company's adjusted pre-tax operating income by operating segment follows:

                                                                                Three Months Ended
                                                                                    March 31,
                                                                            2000                1999
                                                                        -------------------------------
($ in thousands)

Life Insurance
      Open Block:
           Revenues                                                     $    50,850       $    47,770
           Benefits and expenses                                            (37,599)          (41,778)
           Dividends to policyowners                                         (1,136)             (976)
      Closed Block contribution                                               5,860             6,542
                                                                        -------------------------------

      Adjusted pre-tax operating income                                      17,975            11,558

Annuities
      Revenues                                                              133,367           126,367
      Benefits and expenses                                                (114,089)         (105,778)
                                                                        -------------------------------

      Adjusted pre-tax operating income                                      19,278            20,589

All other adjusted pre-tax operating (loss)                                    (540)              779
                                                                        -------------------------------

Total adjusted pre-tax operating income                                  $   36,713        $   32,926
                                                                        ===============================


     Adjusted pre-tax operating income from Life Insurance operations was $18.0 million for the first quarter of 2000 compared to $11.6 million for the first quarter of 1999. The increase in the first quarter of 2000 compared to the first quarter of 1999 was primarily due to increased investment income and decreased other expenses, which were partially offset by a decreased contribution from the Closed Block.

     Adjusted pre-tax operating income from Annuity operations was $19.3 million for the first quarter of 2000 compared to $20.6 million for the same period in 1999. The decrease in 2000 was primarily due to increased amortization of the VOBA asset related to the increased surrenders of the associated block of business, which was partially offset by increased surrender charge income and interest spreads.

     All other adjusted pre-tax operating loss was $0.5 million for the first quarter of 2000 compared to income of $0.8 million for the same period in 1999. The decrease in 2000 was primarily due to increased holding company expenses.

     Interest expense increased by $0.1 million in the first quarter of 2000 to $7.3 million compared to $7.2 million in the first quarter of 1999. The increased interest expense in 2000 was primarily due to higher average outstanding borrowings during the first quarter of 2000 as compared to the first quarter of 1999. The additional borrowings were primarily used to support insurance company operations, affordable housing investments and fund the acquisition of the new IMO.

     Income tax expense was $8.9 million for the first quarter of 2000 compared to $8.2 million for the first quarter of 1999. The effective tax rate in 2000 was 37.2% compared to 33.0% in 1999. The increase in the effective tax rate in 2000 was primarily due to a $0.8 million decrease in tax credits generated by affordable housing and historic rehabilitation investments. Tax credits generated from these investments totaled $0.4 million in 2000 compared to $1.2 million in 1999.

     The equity in earnings of unconsolidated subsidiary represents 34% of the net income of AMAL Corporation, net of goodwill amortization and income taxes. AMAL Corporation is the parent company of Ameritas Variable Life Insurance Company, the joint venture partner that markets variable life, and variable and select fixed annuity products.

     Net income was $15.7 million for the first quarter of 2000 compared to $17.0 million for the same period in 1999. The decrease in net income in the first quarter of 2000 as compared to the first quarter of 1999 was primarily due to higher realized losses on investments and higher effective income tax rates, partially offset by increased Life Insurance operating income.


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

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Insurance Commissioner to pay any dividend that would exceed certain statutory limitations. The current statute limits any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. The payment of dividends by AmVestors' subsidiaries, American Investors Life Insurance Company, Inc. (American), and Financial Benefit Life Insurance Company (FBL) is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. Based on these limitations and 1999 results, the Company's subsidiaries could pay an estimated $61.1 million in dividends in 2000 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $10 million in dividends during the first three months of 2000.

     The Company and its subsidiaries generated cash flows from operating activities of $60.3 million and $70.0 million for the three months ended March 31, 2000 and 1999, respectively. Excess operating cash flows were primarily used to increase the Company's investment portfolio, fund policyowner account withdrawals and purchase common stock for the treasury.

     The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of March 31, 2000, there was a $48 million outstanding loan balance under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.5:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its subsidiaries, including AmerUs Life and Delta Life, to maintain certain ratings from A.M. Best and certain levels of risk-based capital.

     The Company is a party to a $250 million separate account funding agreement. Under this agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. The funding agreement is secured by assets in the Company's separate account and is further backed by the general account assets. The separate account assets are legally segregated and are not subject to claims that arise out of any other business of the Company. The separate account assets and liabilities are included with general account assets in the financial statements. The funding agreement may not be cancelled by the commercial paper conduit unless there is a default under the agreement, but the Company may terminate at any time.

     During the first quarter of 2000, the Company purchased 75,000 shares of common stock for the treasury at a total cost of $1.5 million.

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

     On February 18, 2000, the Company, AMHC and Indianapolis Life Insurance Co. (ILICO) entered into a definitive agreement for a combination of the companies. Under these terms, AMHC will proceed with its previously announced demutualization. ILICO will demutualize separately and ILICO's members will receive cash, policy credits and stock equivalent to the value of 11.25 million shares of stock of AmerUs Group. Upon demutualization, ILICO will become a subsidiary of AmerUs Group and will continue operations as a stock life insurance company. As part of the transaction, the Company made an investment of $100 million in a downstream holding company of ILICO. ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At March 31, 2000, ILICO had total assets of $6.2 billion and insurance in force of $30.0 billion. The contemplated transactions are subject to normal closing conditions, including appropriate policyholder/member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination with AmerUs Group to take place in the fourth quarter of 2000.


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

     The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest-sensitive life products and annuities by their contractual withdrawal provisions at March 31, 2000 (including liabilities in both the Closed Block and the general account):

($ in millions)

Not subject to discretionary withdrawal                                                                     $   367.9

Subject to discretionary withdrawal with adjustments:
        Specified surrender charges (A)                                                                       4,419.3
        Market value adjustments                                                                              1,433.4
                                                                                                ----------------------
        Subtotal                                                                                              5,852.7
                                                                                                ----------------------

Subject to discretionary withdrawal without adjustments                                                       1,448.8

                                                                                                ----------------------
Total                                                                                                       $ 7,669.4
                                                                                                ======================

(A) Includes $1,210.6 million of statutory liabilities with a contractual surrender charges of less than five percent of the account balance.

     AmerUs Life and its joint venture partner are contingently liable in the event the joint venture, AVLIC, cannot meet its policyholder obligations. At March 31, 2000, AVLIC had statutory assets of $2,724.8 million, liabilities of $2,682.5 million and surplus of $42.3 million.

     Through its membership in the Federal Home Loan Bank (FHLB) of Des Moines, AmerUs Life is eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of any advance. There were no borrowings under these arrangements outstanding at March 31, 2000. In addition, AmerUs Life has long-term advances from FHLB outstanding of $16.0 million at March 31, 2000.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of March 31, 2000 had a carrying value of $9 billion, including Closed Block investments.

     At March 31, 2000, the statutory surplus of the Company's subsidiaries was approximately $433.4 million. The Company believes that this level of statutory capital is more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

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

     Total costs associated with Year 2000 modifications and conversions were approximately $8.5 million. These costs were expensed as incurred.

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

     The table below provides information about the Company's fixed maturity investments and mortgage loans at March 31, 2000. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                               EXPECTED CASH FLOWS
                                 ($ in millions)

                                9 mos
       Amortized                2000          2001         2002         2003         2004         2005      Thereafter      Cost
       ---------                ----          ----         ----         ----         ----         ----      ----------      ----

Fixed maturity securities     $  215,000   $  361,000   $  427,000   $  830,000   $  677,000   $  744,000   $3,552,000   $6,806,000
Average interest rate                7.3%         6.9%         6.9%         6.6%         6.5%         6.4%         7.5%

Mortgage loans                $   42,000   $   50,000   $   24,000   $   26,000   $   38,000   $   28,000   $  282,000   $  490,000
Average interest rate                9.2%         9.4%         9.5%         9.1%         9.2%         9.7%         8.5%

Total                         $  257,000   $  411,000   $  451,000   $  856,000   $  715,000   $  772,000   $3,834,000   $7,296,000
                             =======================================================================================================

     The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 68% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 8% of the bond portfolio is below investment grade. Fixed maturity securities have a weighted average maturity of approximately 7.56 years.

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


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     In the ordinary course of business, the Company and its subsidiaries are parties to certain other litigation, none of which management believes is material to the Company's results of operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

     (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

     1. Form 8-K dated January 12, 2000, announcing the combination of the Company, AMHC and ILICO.

     2. Form 8-K/A dated January 13, 2000, amending Form 8-K dated January 12, 2000, to include conformed signature page.

     3. Form 8-K dated February 21, 2000, announcing the definitive agreement between the Company, AMHC and ILICO.

     4. Form 8-K/A dated March 6, 2000, amending Form 8-K dated February 21, 2000, to include Combination and Investment Agreement among AMHC, the Company, ILICO and The Indianapolis Life Group of Companies, Inc. and the Investment Advisory Agreements between AmerUs Capital Management Group, Inc. and ILICO, Bankers Life Insurance Company of New York, IL Annuity and Insurance Company and Western Security Life Insurance Company.

     5. Form 8-K/A dated March 24, 2000 amending Form 8-K dated February 21, 2000 to include the Consolidated Financial Statements of Indianapolis Life Insurance Company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   May 15, 2000               AMERUS LIFE HOLDINGS, INC.



                                         By  /s/  Michael G. Fraizer
                                             ----------------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer



                                         By  /s/  Brenda J. Cushing
                                             ----------------------------------
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                   AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit
No.                        Description
-------                    -----------
2.1        Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the registration statement of the Registrant on Form S-1,
           Registration Number 333-12239, is hereby incorporated by reference.
2.2        Amended and Restated Agreement and Plan of Merger, dated as of
           September 19, 1997 and as amended and restated as of October 8,
           1997, by and among the Registrant, AFC Corp. and AmVestors Financial
           Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration
           Statement of the Registrant on Form S-4, Registration Number
           333-40065 is hereby incorporated by reference.
2.3        Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly owned subsidiary of the Registrant and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of the Registrant dated October 8, 1997, is hereby incorporated by reference.
2.4        Combination and Investment Agreement, dated February 18, 2000, among
           American Mutual Holding Company, the Registrant, Indianapolis Life
           Insurance Company and The Indianapolis Life Group of Companies,
           Inc., filed as Exhibit 2.1 to the Registrant's report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.
2.5        Purchase Agreement, dated as of February 18, 2000, by and between
           American Mutual Holding Company and the Registrant, filed as Exhibit
           2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.6        Agreement and Plan of Merger, dated December 17, 1999, by and between
           American Mutual Holding Company and the Registrant, filed as Exhibit
           2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.7        Amendment No. 1 to Agreement and Plan of Merger, dated February 18,
           2000, by and between American Mutual Holding Company and the
           Registrant, filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.8        Letter agreement, dated December 17, 1999, by and between American
           Mutual Holding Company and the Registrant, filed as Exhibit 2.8 on
           Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.9        Notification Agreement, dated as of February 18, 2000, by and among
           American Mutual Holding Company, the Registrant and Bankers Trust
           Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.10*      Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and the Registrant.
2.11*      Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and the Registrant.
3.1        Amended and Restated Articles of Incorporation of the Registrant
           filed as Exhibit 3.5 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
3.2        Bylaws of the Registrant, filed as Exhibit 3.2 to the registration statement of the Registrant on Form S-1, Registration Number
           333-12239, are hereby incorporated by reference.
3.3        Articles of Amendment of the Registrant dated September 25, 1998, filed as Exhibit 3.3 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
4.1        Amended and Restated Trust Agreement dated as of February 3, 1997 among the Registrant, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration
           Number 333-13713, is hereby incorporated by reference.


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

10.5       All*AmerUs Supplemental Executive Retirement Plan, effective January
           1, 1996, filed as Exhibit 10.6 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of the Registrant on Form S-1, Registration Number
           333-12239, is hereby incorporated by reference.
10.7       AmerUs Life Insurance Company Performance Share Plan, filed as
           Exhibit 10.10 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of the Registrant on Form S-1, Registration
           Number 333-12239, is hereby incorporated by reference.
10.9 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.11      Tax Allocation Agreement dated as of November 4, 1996, filed as
           Exhibit 10.68 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.12 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly-owned subsidiary of the Registrant and Delta Life
           Corporation, filed as Exhibit 2.2 to the Registrant's report on Form
           8-K on October 8, 1997, is hereby incorporated by reference.
10.13      Credit Agreement, dated as of October 23, 1997, among the
           Registrant, Various Lender Institutions, the Co-Arrangers and The
           Chase Manhattan Bank, as Administrative Agent, filed as Exhibit
           10.84 to the registration statement of the Registrant on Form S-4, Registration Number 333-40065, is incorporated by reference.
10.14 Coinsurance Agreement, effective February 1, 1996, between Delta Life and Annuity Company and London Life Reinsurance Company, filed as
           Exhibit 10.85 to the registration statement of the Registrant on Form
           S-4, Registration Number 333-40065, is incorporated by reference.
10.15 AmVestors Financial Corporation 1996 Incentive Stock Option Plan, filed as Exhibit (4)(a) to Registration Statement of AmVestors
           Financial Corporation on Form S-8, Registration Number 333-14571 dated October 21, 1996, is hereby incorporated by reference.
10.16      1989 Non-Qualified Stock Option Plan adopted March 17, 1989, filed as
           Exhibit (10)(q) to Form 10-K of AmVestors Financial Corporation, dated April 12, 1989, is hereby incorporated by reference.
10.17      Lease - Business Property, dated December 1, 1996, between AmerUs
           Properties, Inc. and AmerUs Life Insurance Company, property 611
           Fifth Avenue, Des Moines, Iowa, filed as Exhibit 10.58 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.18      First Amendment dated February 1, 1998 to Lease Agreement dated
           December 1, 1996 between AmerUs Properties, Inc. and AmerUs Life
           Insurance Company, property 611 Fifth Avenue, Des Moines, Iowa, filed as Exhibit 10.59 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.19      Lease - Business Property, dated December 1, 1999, between AmerUs
           Properties, Inc. and AmerUs Life Insurance Company, property 611
           Fifth Avenue, Des Moines, Iowa, filed as Exhibit 10.19 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.20      Lease - Assignment & Assumption Agreement - Business Property, dated
           December 15, 1999, between AmerUs Properties, Inc. and 611 Fifth
           Avenue, L.L.C., property 611 Fifth Avenue, Des Moines, Iowa, filed as
           Exhibit 10.20 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.21      Lease - Business Property, dated December 1, 1996, between AmerUs
           Properties, Inc. and AmerUs Life Insurance Company, 1213 Cherry
           Street, Des Moines, Iowa, filed as Exhibit 10.60 on Form 10-K, dated
           March 25, 1998, is hereby incorporated by reference.
10.22      Lease - Business Property, dated December 1, 1996, between AmerUs
           Properties, Inc. and the Registrant, property 418 Sixth Avenue
           Moines, Iowa, filed as Exhibit 10.61 on Form 10-K, dated March 25,
           1998, is hereby incorporated by reference.

10.23 Revised and Restated Lease - Business Property, dated May 28, 1998, between AmerUs Properties, Inc. and the Registrant property, 699
           Walnut Street, Des Moines, Iowa, filed as Exhibit 10.26 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.24      Addendum, dated May 28, 1998 to lease dated May 28, 1998 between
           AmerUs Properties and the Registrant, filed as Exhibit 10.27 on Form
           10-K, dated March 30, 1999, is hereby incorporated by reference.
10.25      Addendum II, dated July 21, 1998, to lease dated May 28, 1998 between
           AmerUs Properties and the Registrant, filed as Exhibit 10.28 on Form
           10-K, dated March 30, 1999, is hereby incorporated by reference.
10.26      Servicing Agreement, dated March 5, 1997, between AmerUs Life
           Insurance Company and AmerUs Properties, Inc., filed as Exhibit 10.64 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.27 Consent dated as of May 20, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative
           Agent, filed as Exhibit 10.72 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.28 First Amendment dated as of May 30, 1997 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender
           Institutions, the Co-Arrangers and The Chase Manhattan Bank, as
           Administrative Agent, filed as Exhibit 10.73 on Form 10-Q, dated
           November 12, 1998, is hereby incorporated by reference.
10.29 Second Amendment dated as of June 22, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender
           Institutions, the Co-Arrangers and The Chase Manhattan Bank, as
           Administrative Agent, filed as Exhibit 10.74 on Form 10-Q, dated
           November 12, 1998, is hereby incorporated by reference.
10.30      Second Consent and Amendment dated as of October 2, 1998 to the
           Credit Agreement dated as of October 23, 1997 among the Registrant,
           Various Lender Institutions, the Co-Arrangers and The Chase Manhattan
           Bank, as Administrative Agent, filed as Exhibit 10.75 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.31      MIP Deferral Plan dated as of September 1, 1998, filed as Exhibit
           10.76 on Form 10-Q, dated November 12, 1998, is hereby incorporated by reference.
10.32      Open Line of Credit Application and Terms Agreement, dated March 5,
           1999, between Federal Home Loan Bank of Des Moines and AmerUs Life
           Insurance Company, filed as Exhibit 10.34 on Form 10-Q dated May 14,
           1999, is hereby incorporated by reference.
10.33      Origination Agreement, dated August 1, 1998, between AmerUs Home
           Equity, Inc. and AmerUs Life Insurance Company, filed as Exhibit
           10.36 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.34      Third Waiver to Credit Agreement dated as of November 16, 1998 to the
           Credit Agreement dated as of October 23, 1997 among the Registrant,
           Various Lender Institutions, the Co-Arrangers and The Chase Manhattan
           Bank, as Administrative Agent, filed as Exhibit 10.37 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.35      Fourth Consent and Amendment, dated as of December 4, 1998 to the
           Credit Agreement dated as of October 23, 1997 among the Registrant,
           Various Lender Institutions, the Co-Arrangers and The Chase Manhattan
           Bank, as Administrative Agent, filed as Exhibit 10.38 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.36      Administrative Services Agreement, dated as of August 1, 1998, among
           American Mutual Holding Company, Registrant, AmerUs Group, AmerUs
           Home Equity, Inc., AmerUs Mortgage, Inc., AmerUs Properties, Inc.,
           American Capital Management Group, Inc., AmerUs Life Insurance
           Company, AmVestors Financial Corporation, American Investors Life
           Insurance Company, Inc., and Delta Life and Annuity Company, filed as
           Exhibit 10.39 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.37      Facility and Guaranty Agreement, dated February 12, 1999, among The
           First National Bank of Chicago and the Registrant, filed as Exhibit
           10.39 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.

10.38      Form of Reimbursement Agreement, dated February 15, 1999, among the
           Registrant and Roger K. Brooks, Victor N. Daley, Michael G. Fraizer,
           Thomas C. Godlasky, Marcia S. Hanson, Mark V. Heitz and Gary R.
           McPhail, filed as Exhibit 10.40 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.39      Amendment No. 1 to Facility Agreement, dated March 23, 1999, among
           The First National Bank of Chicago and the Registrant, filed as
           Exhibit 10.41 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.40      1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on
           Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.41      Fifth Waiver and Amendment to Credit Agreement dated as of October 1,
           1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The
           Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.43 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
10.42      Sixth Amendment to Credit Agreement dated as of May 18, 1999 to the
           Credit Agreement dated as of October 23, 1997 among the Registrant,
           Various Lender Institutions, the Co-Arrangers and The Chase Manhattan
           Bank, as Administrative Agent, filed as Exhibit 10.44 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
10.43      Administrative Services Agreement, dated as of January 1, 2000, among
           American Mutual Holding Company, the Registrant, AmerUs Group Co.,
           AmerUs Home Equity, Inc. AmerUs Mortgage, Inc., AmerUs Properties,
           Inc., American Capital Management Group, Inc., AmerUs Life Insurance
           Company, AmVestors Financial Corporation, and Delta Life and Annuity
           Company, filed as Exhibit 10.43 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.44      Amendment No. 2 to Facility Agreement, dated January 25, 2000, among
           The First National Bank of Chicago and the Registrant, filed as
           Exhibit 10.44 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.45 Irrevocable Standby Letter of Credit Application and Terms Agreement, dated February 1, 2000, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.45 on Form
           10-K, dated March 8, 2000, is hereby incorporated by reference.
10.46 Seventh Amendment to Credit Agreement dated as of December 23, 1999 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The
           Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.46 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.47 Investment Advisory Agreements, dated as of February 18, 2000, by and between Indianapolis Life Insurance Company, Bankers Life Insurance
           Company of New York, IL Annuity and Insurance Company, Western
           Security Life Insurance Company and AmerUs Capital Management Group,
           Inc. filed as Exhibits 10.1,10.3, 10.4 and 10.2, respectively, to the Registrant's report on Form 8-K/A on March 6, 2000, are hereby incorporated by reference.
10.48* Advance, Pledge and Security Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors
           Life Insurance Company, Inc.
10.49* Institutional Custody Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life
           Insurance Company, Inc.
10.50*     Line of Credit Application, dated April 12, 2000, by and between the
           Federal Home Loan Bank of Topeka and American Investors Life
           Insurance Company, Inc.
10.51*     Stock Purchase Agreement, dated February 1, 2000, by and among
           AmVestors Financial Corporation, Creative Marketing International
           Corporation and the Stockholders of Creative Marketing International
           Corporation.
10.52*     Stock Purchase Agreement, dated February 23, 2000, by and among
           American Investors Sales Group, Inc., Community Bank Marketing, Inc.
           and Community Financial Services, Inc.
10.53*     Agreement for Advances, Pledge and Security Agreement, dated March
           12, 1992, by and between Central Life Assurance Company and the
           Federal Home Loan Bank of Des Moines.
10.54*     Agreement for Advances, Pledge and Security Agreement, dated
           September 1, 1995, by and between American Vanguard Life Insurance
           Company and the Federal Home Loan Bank of Des Moines.
10.55*     Agreement and Plan of Merger, dated September 30, 1998, by and among
           AmVestors Financial Corporation, Senior Benefit Services of Kansas,
           Inc., Senior Benefit Services Insurance Agency, Inc., National Senior
           Benefit Services, Inc. and Richard McCarter.

11*        Statement Re: Computation of Earnings Per Share.
27.1*      Financial Data Schedule.
99.1       Retirement Agreement, dated June 27, 1997, by and between Victor N.
           Daley and Registrant filed as Exhibit 99.5 on Form 10-K, dated March
           30, 1999, is hereby incorporated by reference.
99.2       First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among
           Mark V. Heitz, AmVestors Financial Corporation, American Investors
           Life Insurance Company, Inc., AmVestors Investment Group, Inc.,
           American Investors Sales Group, Inc., and the Registrant, filed as
           Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.3       Supplemental Benefit Agreement, dated as of April 15, 1999, among
           Roger K. Brooks and the Registrant, filed as Exhibit 99.5 on Form
           10-Q dated August 13, 1999, is hereby incorporated by reference.
99.4       Form of Supplemental Benefit Agreement, dated as of April 15, 1999, among the Registrant and Victor N. Daley, Michael G. Fraizer, Thomas
           C. Godlasky and Gary R. McPhail, filed as Exhibit 99.6 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.5       Amended and Restated Employment Agreement, dated as of April 15,
           1999, among Marcia S. Hanson and the Registrant, filed as Exhibit
           99.7 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.6       Agreement and Release, dated as of December 31, 1999, by and between
           Marcia S. Hanson, Registrant, AmerUs Group Co., American Mutual
           Holding Company, and all of their respective subsidiaries and affiliates, filed as Exhibit 99.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
99.7       Form of Supplemental Benefit Agreement, dated as of February 7, 2000, among the Registrant and Victor N. Daley, Michael G. Fraizer, Thomas
           C. Godlasky and Gary R. McPhail, filed as Exhibit 99.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
99.8*      Retirement Agreement, dated March 14, 2000, by and between Victor N.
           Daley and Registrant.

----------------------

*        included herein