Form 10-Q
period 2000-06-30
AMERUS LIFE HOLDINGS INC
filed 2000-08-14
CIK 1022827

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

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes /x/    No / /

The number of shares outstanding of each of the Registrant's classes of common stock on August 3, 2000 was as follows:

         Class A, Common Stock              25,004,744 shares
         Class B, Common Stock               5,000,000 shares

Exhibit index  - Page 46
Page 1 of 53

                                      INDEX

                                                                           Page No.
                                                                           --------
PART I - FINANCIAL INFORMATION.............................................   4

Item 1.  Financial Statements..............................................   4

         Consolidated Balance Sheets
         June 30, 2000 (Unaudited) and December 31, 1999...................   4

         Consolidated Statements of Income (Unaudited)
         For the Three Months Ended June 30, 2000 and 1999
         and the Six Months Ended June 30, 2000 and 1999...................   6

         Consolidated Statements of Comprehensive Income (Unaudited)
         For the Three Months Ended June 30, 2000 and 1999
         and the Six Months Ended June 30, 2000 and 1999...................   7

         Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2000 and 1999...................   8

         Notes to Consolidated Financial Statements
         (Unaudited) ......................................................  10

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...............................  21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  42


PART II - OTHER INFORMATION................................................  43

Item 1.  Legal Proceedings.................................................  43

Item 4.  Submission of Matters to a Vote of Security Holders...............  43

Item 6.  Exhibits and Reports on Form 8-K..................................  44


Signatures.................................................................  45

Exhibit Index..............................................................  46


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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                      June 30,    December 31,
                                                       2000            1999
                                                   ---------------------------
                                                   (unaudited)
                                     Assets
Investments:

   Securities available-for-sale at fair value:

     Fixed maturity securities                     $ 6,793,198     $ 6,680,755
     Equity securities                                 119,409          14,585
     Short-term investments                                155             155
   Loans                                               484,794         615,186
   Real estate                                           1,706           1,538
   Policy loans                                        110,452         109,864
   Other investments                                   318,823         269,158
                                                   -----------     -----------

                        Total investments            7,828,537       7,691,241

Cash and cash equivalents                               35,912          23,090
Accrued investment income                               93,882          91,591
Premiums, fees and other receivables                     4,671           6,910
Reinsurance receivables                                  5,021          17,535
Deferred policy acquisition costs                      644,073         529,663
Value of business acquired                             206,564         230,542
Investment in unconsolidated subsidiary                 32,162          30,683
Goodwill                                               219,644         206,324
Property and equipment                                  24,755          23,046
Income taxes receivable                                  4,554            --
Deferred income taxes                                   48,148          72,691
Other assets                                           364,054         383,415
Closed Block assets (note 2)                         1,447,340       1,412,622
                                                   -----------     -----------
                        Total assets               $10,959,317     $10,719,353
                                                   ===========     ===========


See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                             June 30,         December 31,
                                                                               2000               1999
                                                                            ------------------------------
                                                                            (unaudited)
                      Liabilities and Stockholders' Equity

Policy reserves and policyowner funds:
      Future life and annuity policy benefits                               $  7,510,987      $  7,390,991
      Policyowner funds                                                          289,995           282,026
                                                                            ------------      ------------
                                                                               7,800,982         7,673,017
Accrued expenses and other liabilities                                           174,243           138,392
Dividends payable to policyowners                                                  2,609             2,248
Policy and contract claims                                                         7,099            12,221
Income taxes payable                                                                --              16,532
Notes and contract payable (note 3)                                              209,861           173,088
Closed Block liabilities (note 2)                                              1,794,382         1,756,064
                                                                            ------------      ------------
                      Total liabilities                                        9,989,176         9,771,562
                                                                            ------------      ------------
Company-obligated mandatorily redeemable preferred
      capital securities of subsidiary trusts holding solely
      junior subordinated debentures of the Company (note 3)                     214,791           214,791
                                                                            ------------      ------------
Stockholders' equity:
      Preferred Stock, no par value, 20,000,000 shares
           authorized, none issued                                                  --                --
      Common Stock, Class A, no par value, 180,000,000
           shares authorized:  issued and outstanding; 25,003,422
           shares (net of 4,729,737 treasury shares) in 2000 and
           25,070,854 shares (net of 4,662,305 treasury shares) in 1999           25,003            25,071
      Common Stock, Class B, no par value, 50,000,000 shares
           authorized; 5,000,000 shares issued and outstanding                     5,000             5,000
      Paid-in capital                                                            281,543           282,831
      Accumulated other comprehensive income (loss)                             (145,694)         (135,964)
      Unearned compensation                                                         (210)             (323)
      Unallocated ESOP shares                                                     (1,378)           (1,378)
      Retained earnings                                                          591,086           557,763
                                                                            ------------      ------------
                      Total stockholders' equity                                 755,350           733,000
                                                                            ------------      ------------
                      Total liabilities and stockholders' equity            $ 10,959,317      $ 10,719,353
                                                                            ============      ============


 See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (Unaudited)


                                                                  Three Months Ended                 Six Months Ended
                                                                       June 30,                           June 30,
                                                                  2000            1999              2000             1999
                                                            ------------------------------     ------------------------------
Revenues:
      Insurance premiums                                    $     23,710      $     20,385     $     43,861      $     44,220
      Universal life and annuity product charges                  22,353            18,900           42,537            36,086
      Net investment income                                      142,022           129,667          281,876           259,632
      Realized gains (losses) on investments                        (593)            1,415           (3,621)            4,019
      Other income                                                 5,683             2,483           10,348             4,198
      Contribution from the Closed Block (note 2)                  5,708             6,372           11,568            12,914
                                                            ------------      ------------     ------------      ------------
                                                                 198,883           179,222          386,569           361,069
                                                            ------------      ------------     ------------      ------------
Benefits and expenses:
      Policyowner benefits                                       108,801           101,277          217,786           210,696
      Underwriting, acquisition and other expenses                33,004            25,356           57,162            47,774
      Amortization of deferred policy acquisition costs
          and value of business acquired                          16,540            19,586           38,860            36,571
      Dividends to policyowners                                    1,562             1,047            2,698             2,023
                                                            ------------      ------------     ------------      ------------
                                                                 159,907           147,266          316,506           297,064
                                                            ------------      ------------     ------------      ------------
Income from operations                                            38,976            31,956           70,063            64,005
Interest expense                                                   7,901             7,541           15,199            14,770
                                                            ------------      ------------     ------------      ------------
Income before income tax expense and equity in
      earnings of unconsolidated subsidiary                       31,075            24,415           54,864            49,235
Income tax expense (note 4)                                       10,759             8,149           19,611            16,342
                                                            ------------      ------------     ------------      ------------
Income before equity in earnings of unconsolidated
      subsidiary                                                  20,316            16,266           35,253            32,893
Equity in earnings of unconsolidated subsidiary,
      net of tax                                                     289               325            1,070               655
                                                            ------------      ------------     ------------      ------------
          Net income                                        $     20,605      $     16,591     $     36,323      $     33,548
                                                            ============      ============     ============      ============
Earnings per common share:
      Basic                                                 $       0.69      $       0.55     $       1.21      $       1.10
                                                            ============      ============     ============      ============
      Diluted                                               $       0.69      $       0.54     $       1.21      $       1.10
                                                            ============      ============     ============      ============
Weighted average common shares outstanding
      Basic                                                   29,923,994        30,432,794       29,945,995        30,432,145
                                                            ============      ============     ============      ============
      Diluted                                                 29,941,081        30,522,586       29,971,915        30,495,083
                                                            ============      ============     ============      ============



See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (Unaudited)

                                                                           Three Months Ended           Six Months Ended
                                                                                June 30,                     June 30,
                                                                          2000          1999             2000        1999
                                                                        ----------------------         ---------------------
Net Income                                                              $ 20,605      $ 16,591         $ 36,323     $ 33,548

Other comprehensive income (loss), before tax
     Unrealized gains (losses) on securities
        Unrealized holding gains (losses) arising during period          (21,776)      (53,268)         (20,718)     (83,427)
        Less:  reclassification adjustment for gains (losses)
            included in net income                                        (1,307)       (3,276)          (5,749)          52
                                                                         -------     ---------         --------    ---------
     Other comprehensive income (loss), before tax                       (20,469)      (49,992)         (14,969)     (83,479)
     Income tax (expense) benefit related to items of other
        comprehensive income                                               7,164        17,497            5,239       29,218
                                                                         -------     ---------         --------    ---------
Other comprehensive income (loss), net of tax                            (13,305)      (32,495)          (9,730)     (54,261)
                                                                         -------     ---------         --------    ---------
Comprehensive income (loss)                                              $ 7,300     $ (15,904)        $ 26,593    $ (20,713)
                                                                         =======     =========         ========    =========


 See accompanying notes to consolidated financial statements.

                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                               2000            1999
                                                          -----------------------------
Cash flows from operating activities
      Net Income                                          $    36,323      $    33,548
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Policyowner assessments on universal life
               and annuity products                           (27,298)         (26,876)
          Interest credited to policyowner account
               balances                                       152,695          153,237
          Realized investment (gains) losses                    3,621           (4,019)
          Goodwill amortization                                 4,233            3,760
          VOBA amortization                                    21,964           16,058
      Change in:
          Accrued investment income                            (2,291)          (4,521)
          Reinsurance receivables                              12,514           (3,223)
          Deferred policy acquisition costs                   (77,623)         (53,565)
          Liabilities for future policy benefits               17,756          271,128
          Policy and contract claims and other
               policyowner funds                               (3,408)          (8,510)
          Income taxes:
               Current                                        (21,086)           4,583
               Deferred                                        30,059           12,225
      Other, net                                               11,100            9,934
      Change in Closed Block assets and
          liabilities, net                                     50,887           34,189
                                                          -----------      -----------
          Net cash provided by operating activities           209,446          437,948
                                                          -----------      -----------
Cash flows from investing activities
      Purchase of fixed maturities available-for-sale        (938,137)      (2,627,991)
      Maturities, calls and principal reductions of
          fixed maturities available for sale                 794,229        2,356,997
      Purchase of equity securities                          (109,484)        (113,066)
      Proceeds from sale of equity securities                   2,515          102,327
      Change in short-term investments, net                      --             22,173
      Purchase of loans                                       (50,962)         (70,968)



                           AMERUS LIFE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                                       Six Months Ended
                                                                            June 30,
                                                                       2000          1999
                                                                    ------------------------
      Proceeds from repayment and sale of loans                      185,453         67,383
      Purchase of real estate and other invested assets              (84,054)       (50,780)
      Proceeds from sale of real estate and other
           invested assets                                            29,587         19,688
      Change in policy loans, net                                       (588)           (23)
      Other assets, net                                               (3,840)        (8,857)
      Change in Closed Block investments, net                        (56,683)       (30,241)
                                                                   ---------      ---------
           Net cash (used in) investing activities                  (231,964)      (333,358)
                                                                   ---------      ---------
Cash flows from financing activities:
      Deposits to policyowner account balances                       701,359        458,220
      Withdrawals from policyowner account balances                 (698,549)      (586,141)
      Change in debt, net                                             36,773          5,257
      Purchase of treasury stock                                      (1,523)          (408)
      Issuance of treasury stock                                         280            155
      Dividends to shareholders                                       (3,000)        (6,089)
                                                                   ---------      ---------
           Net cash provided by (used in) financing activities        35,340       (129,006)
                                                                   ---------      ---------
           Net increase (decrease) in cash                            12,822        (24,416)

Cash and cash equivalents at beginning of period                      23,090         60,090
                                                                   ---------      ---------
Cash and cash equivalents at end of period                         $  35,912      $  35,674
                                                                   =========      =========
Supplemental disclosure of cash activities:

      Interest paid                                                $  15,658      $  14,692
                                                                   =========      =========
      Income taxes paid                                            $   7,631      $   9,020
                                                                   =========      =========




 See accompanying notes to consolidated financial statements.

AMERUS LIFE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

     SFAS 133, 137 AND 138

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the consolidated balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges or variable cash flows or forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the consolidated statement of operations. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of Statement 133 implementation issues, including expanding normal purchase and normal sale exceptions, redefining specific risks that can be identified as hedged risks and defining certain other provisions related to foreign-currency and intercompany derivatives. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000. The Company is evaluating SFAS No. 133 and 138 and has not determined its effect on the Consolidated Financial Statements.

     STATUTORY ACCOUNTING CODIFICATION

     The NAIC has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and are effective in 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The Company is evaluating the changes related to codification and has not determined the effect on statutory surplus.

     EARNINGS PER COMMON SHARE

     Basic earnings per share of common stock are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options and warrants calculated using the treasury stock method.

(2)  CLOSED BLOCK

     Summarized financial information of the Closed Block balance sheet as of June 30, 2000 and December 31, 1999 and statements of income for the three months and six months ended June 30, 2000 and 1999 are as follows:


                                                June 30,      December 31,
                                                  2000           1999
                                               ---------------------------
                                               (unaudited)
($ in thousands)

Assets:
Securities available for sale at fair value
        Fixed maturity securities               $1,126,407     $1,087,672
Policy loans                                       196,526        188,035
Other investments                                    2,735            602
Cash and cash equivalents                            3,838          5,910
Accrued investment income                           16,453         14,949
Premiums, fees and other receivables                   677            957
Deferred policy acquisition costs                   89,813         97,141
Other assets                                        10,891         17,356
                                                ----------     ----------
              Total Assets                      $1,447,340     $1,412,622
                                                ==========     ==========

Liabilities:
Future life and annuity policy benefits         $1,618,749     $1,581,923
Policyowner funds                                    5,687          8,905
Accrued expenses and other liabilities              10,118          7,582
Dividends payable to policyowners                  155,257        152,984
Policy and contract claims                           4,571          4,670
                                                ----------     ----------
              Total Liabilities                 $1,794,382     $1,756,064
                                                ==========     ==========

                                                    Three Months Ended June 30,
($ in thousands)                                        2000          1999
                                                    -------------------------
                                                            (unaudited)

Revenues and expenses:
Insurance premiums                                    $ 45,427      $ 49,638
Universal life and annuity product charges               3,166         3,166
Net investment income                                   27,529        26,355
Realized gains (losses) on investments                       4           210
Policyowner benefits                                   (46,618)      (47,651)
Underwriting, acquisition and other expenses              (434)       (1,010)
Amortization of deferred policy acquisition costs       (3,602)       (5,037)
Dividends to policyowners                              (19,764)      (19,299)
                                                      --------      --------
Contribution from the Closed Block
        before income taxes                           $  5,708      $  6,372
                                                      ========      ========

                                                      Six Months Ended June 30,
                                                         2000          1999
                                                      ------------------------
                                                            (unaudited)
Revenues and expenses:
Insurance premiums                                    $  94,403      $  98,598
Universal life and annuity product charges                6,257          6,570
Net investment income                                    54,823         56,006
Realized gains (losses) on investments                       44            662
Policyowner benefits                                   (100,570)       (98,972)
Underwriting, acquisition and other expenses             (1,262)        (2,821)
Amortization of deferred policy acquisition costs        (7,329)       (12,590)
Dividends to policyowners                               (34,798)       (34,539)
                                                      ---------      ---------
Contribution from the Closed Block
        before income taxes                           $  11,568      $  12,914
                                                      =========      =========

(3)      DEBT AND CAPITAL SECURITIES

         Debt consists of the following:

                                                       June 30,   December 31,
                                                        2000         1999
                                                     -----------  ------------
                                                     (unaudited)
 ($ in thousands)

Federal Home Loan Bank community investment
      long-term advances with a weighted average
      interest rate of 6.285% at June 30, 2000 (A)     $ 15,861     $ 16,088

Revolving credit agreement                               69,000       32,000

Senior notes bearing interest at 6.95%
      due June, 2005                                    125,000      125,000
                                                       --------     --------
                                                       $209,861     $173,088
                                                       ========     ========
AmerUs Capital I 8.85 % Capital
      Securities Series A due
      February 1, 2007                                 $ 86,000     $ 86,000

AmerUs Capital II 7.00 % Adjustable
      Conversion-rate Equity Security
      Units due July 27, 2003                           128,791      128,791
                                                       --------     --------
                                                       $214,791     $214,791
                                                       ========     ========

(A) The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). In addition to the long-term advances disclosed above, the Company is eligible to borrow under variable-rate short term fed funds arrangements of which no amount was outstanding at June 30, 2000. These borrowings are secured and interest is payable at the current rate at the time of any advance.

     For an additional discussion of the terms of the above indebtedness refer to the Company's consolidated financial statements as of December 31, 1999.

(4)  FEDERAL INCOME TAXES

         The effective income tax rate for the six months ending June 30, 2000 and 1999 varied from the prevailing corporate rate primarily as a result of goodwill amortization, non-deductible reorganization costs and dividend received deductions.

(5)      COMMITMENTS AND CONTINGENCIES

     The Company has entered into agreements with various partnerships in which a subsidiary of AMHC has an interest. Pursuant to these agreements the Company is obligated to make future capital contributions to the partnerships of up to $31.3 million.

     The Company is party to financial instruments in the normal course of business to meet the financing needs of its customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit, guarantees and standby letters of credit. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. The Company has also guaranteed two loans for a fee. At June 30, 2000, outstanding commitments to extend credit totaled approximately $11.4 million and loan guarantees totaled approximately $6.5 million.

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

     AmerUs Life Insurance Company ("AmerUs Life") and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company ("AVLIC"), cannot meet its obligations. At June 30, 2000, AVLIC had statutory assets of $2,646.0 million, liabilities of $2,602.1 million, and surplus of $43.9 million.

     In the ordinary course of business, the Company and its subsidiaries are engaged in certain other litigation, none of which management believes is material to the Company's results of operations.

(6)  REORGANIZATION AND SUBSEQUENT EVENT

     On December 20, 1999, the Company and the Company's controlling shareholder, American Mutual Holding Company, ("AMHC"), announced that their respective boards of directors had approved plans for the demutualization of AMHC and the merger of the Company into AMHC following the demutualization. Upon completion of the demutualization, AMHC will be a public company and will change its name to AmerUs Group Co. ("AmerUs Group"). Members of AMHC will receive approximately 17 million shares of AmerUs Group and cash or policy credits in excess of $300 million as a result of the demutualization. Shareholders of the Company will receive shares in AmerUs Group in a one-for-one exchange. Upon completion of the demutualization, AmerUs Group will consist of the Company and AMHC's non-life subsidiaries, principally AmerUs Properties, Inc. and AmerUs Home Equity, Inc.

     On June 22, 2000, the shareholders of the Company approved the merger, with 92 percent of the outstanding shares voting in favor of the plan. On the same date, the members of AMHC approved the demutualization and merger. Of those members voting on the plan of conversion, 98 percent voted in favor of the plan. On August 1, 2000, the Iowa Insurance Commissioner issued an order approving AMHC's plan of conversion. This completes the approvals needed for the demutualization and merger. AMHC expects to be able to complete all other steps necessary for the demutualization to become effective by late August 2000 and to distribute AmerUs Group stock, cash or policy credits to eligible members in late September 2000.

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

     ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At June 30, 2000, ILICO had total assets of $6.0 billion and insurance in force of $30.4 billion.

     The contemplated transactions are subject to normal closing conditions, including appropriate policyholder/member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination into AmerUs Group to take place in the first quarter of 2001.

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

     Operating segment income is as follows:

Operating Segment Income
 ($ in thousands)

 Three Months Ended June 30, 2000

                                                                                                                   Total
                                                                    Life Insurance  Annuities     All Other     Consolidated
                                                                    --------------------------------------------------------
 Revenues:
       Insurance premiums                                              $ 17,121     $  6,457       $  132         $ 23,710
       Universal life and annuity product charges                        12,601        9,752            -           22,353
       Net investment income                                             25,061      115,750        1,211          142,022
       Core realized gains on investments                                     -          555            -              555
       Other income                                                           -        5,349          334            5,683
       Contribution from the Closed Block                                 5,708            -            -            5,708
                                                                       --------     --------       ------         ---------
                                                                         60,491      137,863        1,677          200,031
 Benefits and expenses:
       Policyowner benefits                                              27,077       81,698           26          108,801
       Underwriting, acquisition, and other expenses                     15,360       14,242        1,827           31,429
       Amortization of deferred policy acquisition costs
            and value of business acquired, net of
            non-core adjustment of ($4,335)                               3,926       16,949            -           20,875
       Dividends to policyowners                                          1,562            -            -            1,562
                                                                       --------     --------       ------         ---------
                                                                         47,925      112,889        1,853          162,667
                                                                       --------     --------       ------         ---------
 Adjusted pre-tax operating income (loss)                              $ 12,566     $ 24,974       $ (176)          37,364
                                                                       ========     ========       ======

       Non-core realized gains (losses) on investments                                                              (1,148)

       Amortization of deferred policy acquisition costs
            due to non-core realized gains or losses                                                                 4,335

       Reorganization costs                                                                                         (1,575)
                                                                                                                  --------
 Income from operations                                                                                             38,976

 Interest (expense)                                                                                                 (7,901)

 Income tax (expense)                                                                                              (10,759)

 Equity in earnings of unconsolidated subsidiary, net of tax                                                           289
                                                                                                                  --------
            Net income                                                                                            $ 20,605
                                                                                                                  ========

 Operating Segment Income
 ($ in thousands)

 Three Months Ended June 30, 1999



                                                                                                                  Total
                                                                   Life Insurance    Annuities   All Other     Consolidated
                                                                   --------------------------------------------------------
 Revenues:
       Insurance premiums                                             $ 15,396       $ 4,933      $   56        $ 20,385
       Universal life and annuity product charges                       11,786         7,114           -          18,900
       Net investment income                                            22,864       106,676         127         129,667
       Core realized gains on investments                                    -         2,857           -           2,857
       Other income                                                          -         1,773         710           2,483
       Contribution from the Closed Block                                6,372             -           -           6,372
                                                                      --------      --------      ------        --------
                                                                        56,418       123,353         893         180,664

 Benefits and expenses:
       Policyowner benefits                                             24,000        77,257          20         101,277
       Underwriting, acquisition, and other expenses                    14,417         9,480       1,459          25,356
       Amortization of deferred policy acquisition costs
            and value of business acquired, net of
            non-core adjustment of $1,170                                5,711        12,705           -          18,416
       Dividends to policyowners                                         1,047             -           -           1,047
                                                                      --------      --------      ------        --------
                                                                        45,175        99,442       1,479         146,096
                                                                      --------      --------      ------        --------
 Adjusted pre-tax operating income                                    $ 11,243      $ 23,911      $ (586)         34,568
                                                                      ========      ========      ======

       Non-core realized gains (losses) on investments                                                            (1,442)

       Amortization of deferred policy acquisition costs
            due to non-core realized gains or losses                                                              (1,170)
                                                                                                                --------
 Income from operations                                                                                           31,956

 Interest (expense)                                                                                               (7,541)

 Income tax (expense)                                                                                             (8,149)

 Equity in earnings of unconsolidated subsidiary, net of tax                                                         325
                                                                                                                --------
            Net income                                                                                          $ 16,591
                                                                                                                ========


 Operating Segment Income
 ($ in thousands)

 Six Months Ended June 30, 2000

                                                                                                                   Total
                                                                Life Insurance     Annuities      All Other     Consolidated
                                                                -----------------------------------------------------------
 Revenues:
       Insurance premiums                                          $ 31,428        $ 12,339        $   94         $ 43,861
       Universal life and annuity product charges                    24,296          18,241             -           42,537
       Net investment income                                         49,909         229,051         2,916          281,876
       Core realized gains on investments                                 -           2,082             -            2,082
       Other income                                                       -           9,513           835           10,348
       Contribution from the Closed Block                            11,568               -             -           11,568
                                                                   --------        --------        ------         --------
                                                                    117,201         271,226         3,845          392,272

 Benefits and expenses:
       Policyowner benefits                                          49,081         168,507           198          217,786
       Underwriting, acquisition, and other expenses                 25,144          25,632         4,361           55,137
       Amortization of deferred policy acquisition costs
            and value of business acquired, net of
            non-core adjustment of ($3,715)                           9,736          32,839             -           42,575
       Dividends to policyowners                                      2,698               -             -            2,698
                                                                   --------        --------        ------         --------
                                                                     86,659         226,978         4,559          318,196
                                                                   --------        --------        ------         --------
 Adjusted pre-tax operating income (loss)                          $ 30,542        $ 44,248        $ (714)          74,076
                                                                   ========        ========        ======

       Non-core realized gains (losses) on investments                                                              (5,703)

       Amortization of deferred policy acquisition costs
            due to non-core realized gains or losses                                                                 3,715

       Reorganization costs                                                                                         (2,025)

                                                                                                                  --------
 Income from operations                                                                                             70,063

 Interest (expense)                                                                                                (15,199)

 Income tax (expense)                                                                                              (19,611)

 Equity in earnings of unconsolidated subsidiary, net of tax                                                         1,070
                                                                                                                  --------

            Net income                                                                                            $ 36,323
                                                                                                                  ========

 Operating Segment Income
 ($ in thousands)

 Six Months Ended June 30, 1999


                                                                                                                   Total
                                                               Life Insurance      Annuities      All Other     Consolidated
                                                             -----------------------------------------------------------------
 Revenues:
       Insurance premiums                                              $ 30,721        $ 13,403          $ 96        $ 44,220
       Universal life and annuity product charges                        23,607          12,479             -          36,086
       Net investment income                                             43,487         214,877         1,268         259,632
       Core realized gains on investments                                     -           5,826             -           5,826
       Other income                                                           -           3,135         1,063           4,198
       Contribution from the Closed Block                                12,914               -             -          12,914
                                                                       --------        --------        ------        --------

                                                                        110,729         249,720         2,427         362,876

 Benefits and expenses:
       Policyowner benefits                                              48,586         162,002           108         210,696
       Underwriting, acquisition, and other expenses                     26,592          19,056         2,126          47,774
       Amortization of deferred policy acquisition costs
            and value of business acquired, net of
            non-core adjustment of $1,682                                10,728          24,161             -          34,889
       Dividends to policyowners                                          2,023               -             -           2,023
                                                                       --------        --------        ------        --------
                                                                         87,929         205,219         2,234         295,382
                                                                       --------        --------        ------        --------
 Adjusted pre-tax operating income                                     $ 22,800        $ 44,501        $  193          67,494
                                                                       ========        ========        ======
       Non-core realized gains (losses) on investments                                                                 (1,807)

       Amortization of deferred policy acquisition costs
            due to non-core realized gains or losses                                                                   (1,682)
                                                                                                                     --------
 Income from operations                                                                                                64,005

 Interest (expense)                                                                                                   (14,770)

 Income tax (expense)                                                                                                 (16,342)

 Equity in earnings of unconsolidated subsidiary, net of tax                                                              655
                                                                                                                     --------
            Net income                                                                                               $ 33,548
                                                                                                                     ========


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

     The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), defined as policy acquisition costs, are deferred. The method of amortizing deferred policy acquisition costs for life insurance products varies; dependent upon whether the contract is participating or non-participating. Participating contracts are those which are expected to pay dividends to policyowners in proportion to their relative contribution to the Company's statutory surplus. Non-participating life insurance deferred policy acquisition costs are amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues using assumptions consistent with those used in computing policy benefit reserves. Deferred policy acquisition costs for participating policies are amortized as an expense primarily in proportion to expected profits or margins from such policies. This amortization is adjusted when current or estimated future gross profits or margins on the underlying policies vary from previous estimates. For example, the amortization of deferred policy acquisition costs is accelerated when policy terminations are higher than originally estimated or when investments supporting the policies are sold at a gain prior to their anticipated maturity. Death and other policyowner benefits reflect exposure to mortality risk and fluctuate from period to period based on the level of claims incurred within insurance retention limits. The profitability of the Company is primarily affected by expense levels, interest spread results (i.e., the excess of investment earnings over the interest credited to policyowners) and fluctuations in mortality, persistency and other policyowner benefits. The Company has the ability to mitigate adverse experience through adjustments to credited interest rates, policyowner dividends or cost of insurance charges.

ADJUSTED NET OPERATING INCOME

     The following table reflects net income adjusted to eliminate certain items (net of applicable income taxes and minority interest) which management believes do not necessarily indicate overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on convertible preferred stock and bonds which are considered core earnings, are eliminated. Net realized capital gains or losses on investments may be realized at the sole discretion of management and are often realized in accordance with tax planning strategies. Therefore, net realized capital gains or losses do not reflect the Company's ongoing earnings capacity. Different items are likely to occur in each period presented and others may have different opinions as to which items may warrant adjustment. Adjusted net operating income is the basis used by the Company in assessing its overall performance. Adjusted net operating income as described here may not be comparable to similarly titled measures reported by other companies. The adjusted net operating income shown below does not constitute net income computed in accordance with GAAP.

                                                             For the Three Months Ended          For the Six Months Ended
                                                                       June 30,                           June 30,
                                                                  2000          1999                 2000           1999
                                                             --------------------------         ---------------------------
($ in thousands, except per share data)

Net Income                                                    $    20,605    $    16,591         $    36,323    $    33,548

Net non-core realized (gains) losses (A)                              746            937               3,708          1,174

Net amortization of deferred policy
      acquisition costs due to non-core
      realized gains or losses (B)                                 (2,818)           761              (2,415)         1,093

Reorganization costs (C)                                            1,575              -               2,025              -
                                                              -----------    -----------         -----------    -----------
Adjusted Net Operating Income                                 $    20,108    $    18,289         $    39,641    $    35,815
                                                              ===========    ===========         ===========    ===========
Adjusted Net Operating Income
      per common share:
          Basic                                               $      0.67    $      0.60         $      1.32    $      1.18
                                                              ===========    ===========         ===========    ===========
          Diluted                                             $      0.67    $      0.60         $      1.32    $      1.17
                                                              ===========    ===========         ===========    ===========
 Weighted average common
      shares outstanding:
          Basic                                                29,923,994     30,432,794          29,945,995     30,432,145
                                                              ===========    ===========         ===========    ===========
          Diluted                                              29,941,081     30,522,586          29,971,915     30,495,083
                                                              ===========    ===========         ===========    ===========

(A) Represents total realized gains or losses on investments less core realized gains or losses (defined as gains or losses on the convertible preferred stock and bond portfolio) adjusted for income taxes on such amounts. Non-core realized gains or losses may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Represents amortization of deferred policy acquisition costs on the non-core realized gains or losses that are included in product margins, adjusted for income taxes on such amounts.

(C) Represents costs directly related to the Company's proposed merger with its controlling shareholder, American Mutual Holding Company (AMHC), following the proposed demutualization of AMHC. These costs consist primarily of legal and consulting expenses. See further discussion of the proposed reorganization plans in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition.
------------    ------------
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

SALES

     LIFE INSURANCE

     The following table sets forth information regarding the Company's life insurance sales activity by product:

                                                     Sales Activity by Product
                                              Direct First Year Annualized Premiums

                                  For the Three Months Ended             For the Six Months Ended
                                          June 30,                              June 30,
                                    2000             1999                 2000             1999
                                  -------------------------            --------------------------
($ in thousands)

Traditional life insurance:
      Participating whole life    $ 2,627          $ 4,739             $  6,395         $  9,644
      Term life                     1,651            1,036                4,530            2,448
Universal life                      3,824            3,795                8,387            7,005
                                  -------------------------            --------------------------

      Total                       $ 8,102          $ 9,570             $ 19,312         $ 19,097
                                  =========================            ==========================

     Life insurance sales as measured by annualized premiums decreased $1.5 million to $8.1 million for the second quarter of 2000 compared to $9.6 million for the second quarter of 1999. Participating whole life sales decreased in the second quarter of 2000 compared to the same period in 1999 which was partially attributable to the Company's introduction of new universal life products, thus resulting in a shift in focus from participating to universal products, and the general industry decline of sales of this product. Partially offsetting the decreased participating whole life sales were increased sales of term life and universal life in the second quarter of 2000 as compared to the second quarter of 1999. The increases in term life and universal life sales were primarily the result of the introduction of new products and product repricing completed in mid-1999, along with an increase in consumer demand for term products.

     For the first six months of 2000, life insurance sales as measured by annualized premiums were $19.3 million compared to $19.1 million for the same period in 1999. Consistent with the second quarter sales results discussed above, participating whole life sales for the first half of 2000 decreased as compared to the first half of 1999, which was offset by increases in term life and universal life sales between these periods.

     The following table sets forth the Company's life insurance collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:


                                                             Collected Premiums by Product
                                         For the Three Months Ended June 30,  For the Six Months Ended June 30,
                                                2000            1999                 2000            1999
                                         ----------------------------------     --------------------------------
($ in thousands)

Individual life premiums collected:
      Traditional life:
           First year and single              $ 19,851        $ 20,539            $  41,403       $  42,760
           Renewal                              46,399          43,914               93,896          90,538
                                              -------------------------           --------------------------

           Total                                66,250          64,453              135,299         133,298

      Universal life:
           First year and single                 7,065           5,828               14,677          10,926
           Renewal                              17,820          18,209               37,058          36,980
                                              -------------------------           --------------------------

           Total                                24,885          24,037               51,735          47,906

Total individual life                           91,135          88,490              187,034         181,204

      Reinsurance assumed                          264             472                  636             821
      Reinsurance ceded                         (6,558)         (3,223)             (12,470)         (7,525)
                                              -------------------------           --------------------------

Total individual life, net of reinsurance     $ 84,841        $ 85,739            $ 175,200       $ 174,500
                                              =========================           ==========================


     Traditional life insurance premiums collected were $66.3 million for the second quarter of 2000 compared to $64.5 million for the same period in 1999 and $135.3 million for the first half of 2000 compared to $133.3 million for the first half of 1999. The increase in collected premiums was primarily the result of increased renewal premium, partially offset by a decline in first year and single premium. Renewal direct collected premium was $3.4 million higher in the first half of 2000 as compared to the same period in 1999 primarily due to continued favorable persistency and the continued growth of the block of business. First year and single premium for the first six months of 2000 was $41.4 million compared to $42.8 million for the same period in 1999. The decline in the first year and single premium between periods is consistent with the lower participating whole life sales as discussed previously.

     Universal life insurance premiums collected were $24.9 million for the second quarter of 2000 compared to $24.0 million for the second quarter of 1999. Year-to-date universal life insurance premiums were $51.7 million in the first half of 2000 compared to $47.9 million for the same period in 1999. The increase in 2000 as compared to 1999 was primarily due to new products introduced in mid-1999.

     Effective January 1, 2000, the Company entered into additional reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. As a result of these new agreements, reinsurance ceded was $5.0 million higher for the first half of 2000 as compared to the same period in 1999.

     The following table sets forth information regarding the Company's life insurance in force for each date presented:

                                     Individual Life Insurance in Force
                                                As of June 30,
                                           2000                  1999
                                    -----------------------------------------
($ in thousands)

Traditional life
      Number of policies                   249,483               251,820
      GAAP life reserves              $  1,690,950          $  1,600,408
      Face amounts                    $ 22,589,000          $ 20,196,000

Universal life
      Number of policies                   112,770               113,695
      GAAP life reserves              $    937,233          $    908,059
      Face amounts                    $ 12,386,000          $ 12,161,000

Total life insurance
      Number of policies                   362,253               365,515
      GAAP life reserves              $  2,628,183          $  2,508,467
      Face amounts                    $ 34,975,000          $ 32,357,000

     While the total policy count continues to decline consistent with industry trends, the average size of policy continues to increase from $88,500 in 1999 to $96,500 in 2000. As a result, total insurance in force has grown to $35.0 billion as of June 30, 2000.

     ANNUITIES

     The following table sets forth annuity collected premiums for the periods indicated:

                                                          Collected Premiums by Product
                                           For the Three Months Ended      For the Six Months Ended
                                                     June 30,                       June 30,
                                              2000             1999          2000             1999
                                           --------------------------     --------------------------
($ in thousands)

Fixed annuities                            $ 251,083        $ 181,384     $ 457,408        $ 415,060
Multi-choice annuities                        29,828                -        50,033                -
Equity-index annuities                        70,160            4,576       141,091            9,215
                                           ---------------------------    ---------------------------

      Total                                  351,071          185,960       648,532          424,275

Reinsurance assumed                                -                -             -                -
Reinsurance ceded                                (62)            (122)         (116)            (187)
                                           ---------------------------    ---------------------------

Total annuities, net of reinsurance        $ 351,009        $ 185,838     $ 648,416        $ 424,088
                                           ===========================    ===========================

     The Company markets its annuity products on a national basis through networks of independent agents whom are supervised by regional vice presidents and directors or Independent Marketing Organizations (IMOs). The Company's IMOs consist of approximately 70 contracted organizations and three wholly-owned organizations. Annuity collected premiums were $351.1 million for the second quarter of 2000 compared to $186.0 million for the same period in 1999. Year-to-date annuity collected premiums increased 52.8% to $648.5 million for the first half of 2000 compared to $424.3 million for the first half of 1999. The increase in annuity collected premiums was primarily attributable to the introduction of new equity-index and multi-choice annuity products in late-1999 and first quarter of 2000. The multi-choice annuity product provides for various earnings strategies under one product, such as a long-term equity index, an annual equity index, an investment grade bond index, and a guaranteed one-year rate. Earnings are credited to this product based on the increases in the applicable indices, less management fees, and funds may be moved between investment alternatives. In addition to the increases in multi-choice and equity-index annuities, fixed annuity collected premiums increased 10.2% for the year-to-date period in 2000 as compared to 1999 primarily due to product repricing and increased marketing efforts aimed at these products.

     The following table sets forth information regarding annuities in force for each date presented:

                                             Annuities in Force
                                               As of June 30,
                                        2000                     1999
                                    ------------------------------------
($ in thousands)
Deferred fixed and immediate annuities
 Number of policies                      163,611                  174,134
 GAAP life reserves                  $ 5,859,591              $ 5,960,581

Multi-choice annuities
 Number of policies                          962                        -
 GAAP life reserves                  $    51,092              $         -

Equity-index annuities
 Number of policies                       12,364                    6,484
 GAAP life reserves                  $   573,355              $   271,700

Total annuities
 Number of policies                      176,937                  180,618
 GAAP life reserves                  $ 6,484,038              $ 6,232,281


     The total number of annuity policies declined between periods while the GAAP reserves on annuity policies increased. These changes between periods were primarily attributable to an increase in the average size of policies sold combined with surrenders of smaller average size policies.

RESULTS OF OPERATIONS

     A summary of the Company's revenue follows:

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                            2000          1999            2000           1999
                                                         ------------------------      --------------------------
($ in thousands)
Insurance premiums
        Life insurance - Traditional                     $  17,121      $  15,396      $  31,428      $  30,721
        Annuities - Immediate annuity &
               supplementary contract premiums               6,457          4,933         12,339         13,403
        All other                                              132             56             94             96
                                                         ---------      ---------      ---------      ---------
        Total insurance premiums                            23,710         20,385         43,861         44,220

Product charges
        Life insurance - Universal life                     12,601         11,786         24,296         23,607
        Annuities                                            9,752          7,114         18,241         12,479
                                                         ---------      ---------      ---------      ---------
         Total product charges                              22,353         18,900         42,537         36,086

Net investment income
        Life insurance                                      25,061         22,864         49,909         43,487
        Annuities                                          115,750        106,676        229,051        214,877
        All other                                            1,211            127          2,916          1,268
                                                         ---------      ---------      ---------      ---------
        Total net investment income                        142,022        129,667        281,876        259,632

Realized gains (losses) on investments
        Life insurance - core                                 --             --             --             --
        Annuities - core                                       555          2,857          2,082          5,826
        All other - core                                      --             --             --             --
        All other - non-core                                (1,148)        (1,442)        (5,703)        (1,807)
                                                         ---------      ---------      ---------      ---------

        Total realized gains (losses) on investments          (593)         1,415         (3,621)         4,019

Other income
        Life insurance                                        --             --             --             --
        Annuities                                            5,349          1,773          9,513          3,135
        All other                                              334            710            835          1,063
                                                         ---------      ---------      ---------      ---------

        Total other income                                   5,683          2,483         10,348          4,198

Contribution from the Closed Block                           5,708          6,372         11,568         12,914
                                                         ---------      ---------      ---------      ---------
        Total revenues                                   $ 198,883      $ 179,222      $ 386,569      $ 361,069
                                                         =========      =========      =========      =========

     Traditional life insurance premiums were $17.1 million for the second quarter of 2000 compared to $15.4 million for the same period in 1999. Year-to-date traditional life insurance premiums increased by $0.7 million to $31.4 million for 2000 compared to $30.7 million for the same period in 1999. The increases in traditional life insurance premiums were primarily the result of increased renewal premium of approximately $6.0 million for the second quarter of 2000 and $7.3 million for the first half of 2000 as compared to the same periods in 1999. Partially offsetting the increased renewal premiums were decreases in first year premium of approximately $2.0 million and $3.0 million between quarterly and year-to-date periods, respectively. This decrease reflects the shift in product focus from participating to universal products as discussed previously. In addition, effective January 1, 2000, the Company entered into reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of new business. Approximately $1.8 million and $3.1 million of additional premiums were ceded to reinsurers in the second quarter of 2000 and the first half of 2000, respectively, as compared to the same periods in 1999, further offsetting the increased renewal premiums.

     Immediate annuity and supplementary contract premiums increased by $1.6 million to $6.5 million for the second quarter of 2000 compared to $4.9 million for the second quarter of 1999. Year-to-date, immediate annuity and supplementary contract premiums were $12.3 million for 2000 compared to $13.4 million for the same period in 1999. A decrease in immediate annuity premiums was anticipated in 2000 due to pricing adjustments made on these products, although second quarter 2000 premiums did exceed premium levels as compared to the same period a year ago.

     Universal life product charges were $0.8 million higher in the second quarter of 2000 compared to the same period in 1999 and $0.7 million higher for the first six months of 2000 compared to the first six months of 1999. The increases in product charges in 2000 were primarily due to increased cost of insurance charges as a result of the normal aging and growth of the block of business, partially offset by higher reinsurance costs.

     Annuity product charges were $9.8 million for the second quarter of 2000 compared to $7.1 million for the same period in 1999. Year-to-date, annuity product charges increased by $5.7 million to $18.2 million for 2000 compared to $12.5 million for the same period in 1999. The increases in product charges were primarily due to increased surrender and expense charges resulting from the larger annuity block of business in force and increased surrender charges associated with an increase in withdrawals. Annuity withdrawal rates averaged 15.7% in the first half of 2000 compared to 14.2% in the first half of 1999. Slightly more than a third of the increase in withdrawal rates was due to increased internal replacements as some of the surrendered policies were rolled over to other AmerUs products. Based on the current interest rate environment, withdrawal rates for the near term are expected to run at a higher level as compared to a year ago.

     Total net investment income was $142.0 million for the second quarter of 2000 compared to $129.7 million for the second quarter of 1999 and $281.9 million for the first six months of 2000 compared to $259.6 million for the same period in 1999. The increase in 2000 net investment income was primarily attributable to higher average invested assets (excluding market value adjustments) and a higher effective yield as compared to 1999. Average invested assets (excluding market value adjustments) were approximately $398.0 million higher in 2000 as compared to 1999, primarily due to the Company's increased investment funds from a structured asset-backed commercial paper vehicle entered into in the third quarter of 1999 and the growth of the Company's life insurance and annuity business since last year. The effective yield of the entire portfolio for the first half of 2000 was 7.36% compared to 7.18% in 1999. The effective yield of the deferred annuity product portfolio increased 13 basis point to 6.83% for the first half of 2000 as compared to 6.70% in 1999. The increase in effective yields primarily resulted from higher reinvestment rates near the end of 1999 and continuing in 2000 as compared to the portfolio rate at the beginning of the prior year period.

     Realized losses on investments were $0.6 million for the second quarter of 2000 and $3.6 million for the first half of 2000 compared to realized gains of $1.4 million and $4.0 million, respectively, for the same periods in 1999. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

     Other income primarily consists of structured finance fees from affordable housing programs and third party annuity commissions received by wholly-owned IMOs. Other income increased approximately $3.2 million in the second quarter of 2000 and $6.1 million in the first half of 2000 as compared to the same periods in 1999 primarily due to the acquisition of another IMO in February, 2000.

     The Contribution from the Closed Block was $5.7 million for the second quarter of 2000 compared to $6.4 million for the same period in 1999. Year-to-date, the Contribution from the Closed Block was $11.6 million compared to $12.9 million for 1999. The following table sets forth the operating results of the Closed Block for the periods indicated:

                                                              Three Months Ended        Six Months Ended
                                                                  June 30,                  June 30,
                                                              2000         1999          2000        1999
                                                            ---------------------     ---------------------
($ in thousands)

Revenues
      Insurance premiums                                    $ 45,427     $ 49,638     $ 94,403     $ 98,598
      Universal life and annuity product charges               3,166        3,166        6,257        6,570
      Net investment income                                   27,529       26,355       54,823       56,006
      Realized gains (losses) on investments                       4          210           44          662
                                                            --------     --------     --------     --------
          Total revenues                                      76,126       79,369      155,527      161,836

Benefits and expenses
      Policyowner benefits                                    46,618       47,651      100,570       98,972
      Underwriting, acquisition and insurance expenses           434        1,010        1,262        2,821
      Amortization of deferred policy acquisition costs        3,602        5,037        7,329       12,590
      Dividends to policyowners                               19,764       19,299       34,798       34,539
                                                            --------     --------     --------     --------
          Total benefits and expenses                         70,418       72,997      143,959      148,922
                                                            --------     --------     --------     --------
Contribution from the Closed Block                          $  5,708     $  6,372     $ 11,568     $ 12,914
                                                            ========     ========     ========     ========

     Closed Block insurance premiums were $45.4 million for the second quarter of 2000 compared to $49.6 million for the same period in 1999. Year-to-date, Closed Block insurance premiums decreased by $4.2 million to $94.4 million for 2000 compared to $98.6 million for the same period in 1999. The decrease in insurance premiums is consistent with the reduction of the Closed Block's life insurance in force that is expected to continue over the life of the Block. Similarly, the slight decrease in product charges on universal life policies included in the Closed Block is primarily the result of the reduction of such business in force due to deaths and surrenders.

     Net investment income for the Closed Block was $27.5 million for the second quarter of 2000 and $54.8 million for the first half of 2000 compared to $26.4 million and $56.0 million, respectively, for the same periods in 1999. The increase in the second quarter 2000 as compared to the same period in 1999 was primarily due to an increase in average invested assets (excluding market value adjustments) while the decrease for the first half of 2000 as compared to the first half of 1999 was primarily attributable to lower effective yields, partially offset by higher average invested assets (excluding market value adjustments).

     Closed Block policyowner benefits were $1.1 million lower in the second quarter of 2000 as compared to the same period in 1999. The decrease was primarily due to decreased death benefits. Year-to-date, Closed Block policyowner benefits were $1.6 million higher for 2000 as compared to 1999. The increase was primarily due to higher death benefits which occurred in the first quarter of 2000. Closed Block mortality for the periods was below expected levels.

     The amortization of deferred policy acquisition costs for the Closed Block decreased by $1.4 million to $3.6 million for the second quarter of 2000 compared to $5.0 million for the second quarter of 1999. Year-to-date, the amortization of deferred policy acquisition costs for the Closed Block decreased $5.3 million. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The decrease in the amortization of deferred policy acquisition costs for 2000 as compared to 1999 was consistent with the projected reduction in the gross margins of the Closed Block as the life insurance in force declines.

     Closed Block dividends to policyowners increased by $0.5 million to $19.8 million for the second quarter of 2000 compared to $19.3 million for the same period in 1999 and increased $0.3 million to $34.8 million for the first half of 2000 compared to $34.5 million for 1999. The increases in 2000 correspond with the increases expected as the block of business ages.

     A summary of the Company's policyowner benefits follows:


                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                         2000         1999         2000        1999
                                                        -------------------      ---------------------
($ in thousands)

Life Insurance
      Traditional:
           Death benefits                              $  2,272     $  1,723     $  3,042     $  2,416
           Change in liability for future policy
                benefits and other policy benefits        9,813        9,875       14,127       20,167
                                                       --------     --------     --------     --------
                Total traditional                        12,085       11,598       17,169       22,583
      Universal:
           Death benefits in excess of cash value         6,167        4,182       14,479       10,471
           Interest credited on policyowner
                account balances                          8,725        7,686       16,379       15,217
           Other                                            100          534        1,054          315
                                                       --------     --------     --------     --------
                Total universal                          14,992       12,402       31,912       26,003
                                                       --------     --------     --------     --------
                Total life insurance benefits            27,077       24,000       49,081       48,586
Annuities
      Interest credited to deferred annuity
           account balances                              68,094       68,280      136,316      138,020
      Other annuity benefits                             13,604        8,977       32,191       23,982
                                                       --------     --------     --------     --------
                Total annuity benefits                   81,698       77,257      168,507      162,002
All other benefits                                           26           20          198          108
                                                       --------     --------     --------     --------
Total policyowner benefits                             $108,801     $101,277     $217,786     $210,696
                                                       ========     ========     ========     ========


     Total life insurance benefits were $27.1 million for the second quarter of 2000 compared to $24.0 million for the second quarter of 1999. Year-to-date, total life insurance benefits increased $0.5 million to $49.1 million in 2000 compared to $48.6 million in 1999. The Company experienced favorable mortality in 2000 as compared to 1999 as measured per amount in force. An increase in life insurance benefits is expected as the traditional and universal blocks of business continue to grow. However, the Company entered into additional reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of new business. Increased reserve credits associated with the new reinsurance agreements offset traditional life insurance benefit expense contributing to only a modest increase in this expense for the second quarter of 2000 and a reduction in this expense for the first half of 2000, as compared to the same periods in 1999. In addition, lower discretionary premium contributions in the first quarter of 2000 further contributed to the decrease in traditional life insurance benefit expense. Universal life insurance benefits increased in the second quarter of 2000 and the first half of 2000 as compared to the same periods in 1999. Death benefits increased as expected with the growth of the business in force. Interest credited on universal policyowner account balances increased $1.0 million for the second quarter of 2000 and $1.2 million for the first half of 2000 compared to the same periods in 1999 primarily due to higher policyowner account balances. Average policyowner account balances were approximately $22.0 million higher for the first half of 2000 as compared to the first half of 1999. The weighted average interest crediting rate on policyowner account balances remained constant at 5.62% between 2000 and 1999.

     Annuity benefits were $81.7 million for the second quarter of 2000 compared to $77.3 million for the same period in 1999. Year-to-date, annuity benefits were $168.5 million in 2000 compared to $162.0 million in 1999. The increase was primarily in other annuity benefits which included approximately $4.2 million of interest expense for the quarter, and $8.1 million year-to-date, on an insurance contract issued to a commercial paper conduit in mid-1999. Partially offsetting this increase in other annuity benefits was a decrease in interest credited to deferred annuity account balances. This decrease was primarily attributable to a lower weighted average crediting rate in 2000 compared to 1999. The weighted average crediting rate on deferred annuity account balances was decreased 12 basis points to 4.88% for the first half of 2000 compared to 5.00% for the first half of 1999. As a result of the crediting rate decrease combined with the increase in the deferred annuity product investment portfolio yield, GAAP spreads widened 25 basis points in the first half of 2000 as compared to the same period in 1999.

     A summary of the Company's expenses follows:



                                                           For the Three Months Ended    For the Six Months Ended
                                                                    June 30,                   June 30,
                                                               2000          1999         2000           1999
                                                           --------------------------    ------------------------
($ in thousands)

Life Insurance
       Underwriting, acquisition and
            other expenses                                    $ 15,360      $ 14,417     $ 25,144      $ 26,592
       Amortization of deferred policy acquisition costs
            and value of business acquired (VOBA), net
            of non-core adjustment of $62 and $389
            for the three months ended June 30,
            2000 and 1999, respectively, and $83 and
            $704 for the six months ended June 30,
            2000 and 1999, respectively                          3,926         5,711        9,736        10,728
                                                              --------      --------     --------      --------
            Total life insurance                                19,286        20,128       34,880        37,320
Annuities
       Underwriting, acquisition and
            other expenses                                      14,242         9,480       25,632        19,056
       Amortization of deferred policy acquisition costs
            and value of business acquired (VOBA), net
            of non-core adjustment of ($4,397) and $781
            for the three months ended June 30,
            2000 and 1999, respectively, and ($3,798) and
            $978 for the six months ended June 30,
            2000 and 1999, respectively                         16,949        12,705       32,839        24,161
                                                              --------      --------     --------      --------
            Total annuities                                     31,191        22,185       58,471        43,217
 Amortization of deferred policy acquisition costs due
        to non-core realized gains or losses                    (4,335)        1,170       (3,715)        1,682
All other expenses                                               1,827         1,459        4,361         2,126
Reorganization costs                                             1,575          --          2,025          --
                                                              --------      --------     --------      --------
Total expenses                                                $ 49,544      $ 44,942     $ 96,022      $ 84,345
                                                              ========      ========     ========      ========

     Total life insurance expenses were $19.3 million for the second quarter of 2000 compared to $20.1 million for the second quarter of 1999 and $34.9 million for the first half of 2000 compared to $37.3 million for the same period in 1999. Underwriting, acquisition and insurance expenses were higher in the second quarter of 2000 compared to the same period in 1999 primarily due to lower distribution allowances associated with the Company's variable life insurance joint venture. Year-to-date, underwriting, acquisition and other expenses were $1.5 million lower in 2000 compared to 1999 primarily due to decreased technology costs primarily related to the Year 2000 Compliance Project and costs associated with the Company's enhancement of its distribution systems. Amortization of deferred policy acquisition costs and value of business acquired
(VOBA) decreased $1.8 million for the second quarter of 2000 compared to the same period in 1999 and decreased $1.0 million for the first half of 2000 compared to the first half of 1999. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The decrease in amortization in 2000 was primarily due to the increase in estimated future gross margins resulting from the new reinsurance agreements that went into effect earlier this year.

     Total annuity expenses increased by $9.0 million to $31.2 million for the second quarter of 2000 compared to $22.2 million for the second quarter of 1999. Year-to-date, total annuity expenses were $58.5 million compared to $43.2 million for the same period in 1999. Underwriting, acquisition and insurance expenses increased approximately $6.5 million in the first half of 2000 compared to the same period in 1999 primarily due to additional insurance agent related expenses, such as recruiting and annual conventions, increased incentive compensation and the additional operating costs associated with the new IMO acquired in the first quarter of 2000. The increase in expense due to the new IMO was offset by the increase in other income from the IMO as discussed previously. Amortization of deferred policy acquisition costs and VOBA increased $4.2 million in the second quarter of 2000 and $8.6 million in the first half of 2000 as compared to the same periods in 1999. The increase in amortization was primarily attributable to the general growth in the deferred policy acquisition cost asset associated with the continued growth in annuity sales. In addition, VOBA amortization increased in 2000 as surrenders of those policies associated with the VOBA asset increased during the period.

     Other expenses increased by $0.3 million for the second quarter of 2000 and $2.3 million for the first half of 2000 compared to the same periods in 1999 primarily due to increased incentive compensation at the holding company.

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

     A summary of the Company's income from operations by operating segment follows:


                                                   Three Months Ended             Six Months Ended
                                                        June 30,                     June 30,
                                                   2000          1999           2000            1999
                                                -------------------------    -----------------------------
($ in thousands)

Life Insurance
       Open Block:
             Revenues                           $  54,783      $  50,046      $ 105,633      $  97,815
             Benefits and expenses                (46,363)       (44,128)       (83,961)       (85,906)
             Dividends to policyowners             (1,562)        (1,047)        (2,698)        (2,023)
       Closed Block contribution                    5,708          6,372         11,568         12,914
                                                ---------      ---------      ---------      ---------
       Adjusted pre-tax operating income           12,566         11,243         30,542         22,800
Annuities
       Revenues                                   137,863        123,353        271,226        249,720
       Benefits and expenses                     (112,889)       (99,442)      (226,978)      (205,219)
                                                ---------      ---------      ---------      ---------
       Adjusted pre-tax operating income           24,974         23,911         44,248         44,501
All other adjusted pre-tax operating (loss)          (176)          (586)          (714)           193
                                                ---------      ---------      ---------      ---------
Total adjusted pre-tax operating income         $  37,364      $  34,568      $  74,076      $  67,494
                                                =========      =========      =========      =========

     Adjusted pre-tax operating income from Life Insurance operations was $12.6 million for the second quarter of 2000 compared to $11.2 million for the second quarter of 1999. Year-to-date, adjusted pre-tax operating income from Life Insurance operations was $30.5 million in 2000 compared to $22.8 million in 1999. The increase in adjusted pre-tax operating income in 2000 compared to 1999 was primarily due to increased investment income.

     Adjusted pre-tax operating income from Annuity operations increased $1.1 million to $25.0 million for the second quarter of 2000 compared to $23.9 million for the same period in 1999 and decreased $0.3 million to $44.2 million for the first half of 2000 compared to $44.5 million in 1999. The increase in the second quarter of 2000 was primarily due to increased interest spreads. The decrease in the first half of 2000 was primarily due to increased amortization of the VOBA asset related to the increased surrenders of the associated block of business, which was partially offset by increased surrender charge income and interest spreads.

     All other adjusted pre-tax operating loss was $0.2 million for the second quarter of 2000 and $0.6 million for the same period in 1999. Year-to-date, all other adjusted pre-tax operating loss was $0.7 million in 2000 compared to pre-tax income of $0.2 million for the same period in 1999. The changes in pre-tax income in 2000 as compared to 1999 were primarily due to changes in holding company expense levels.

     Interest expense increased $0.4 million in the second quarter of 2000 to $7.9 million compared to $7.5 million in the second quarter of 1999. Year-to-date, interest expense was $15.2 million in 2000 compared to $14.8 million in 1999. The increased interest expense in 2000 was primarily due to higher average outstanding borrowings during the first half of 2000 as compared to the first half of 1999. The additional borrowings were primarily used to support insurance company operations, affordable housing investments, fund the acquisition of the new IMO, and fund a portion of the initial investment in the downstream holding company of Indianapolis Life Insurance Company (ILICO). See further discussion of the ILICO investment in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition.

     Income tax expense was $10.8 million for the second quarter of 2000 compared to $8.1 million for the second quarter of 1999 and $19.6 million for the first half of 2000 compared to $16.3 million for the same period in 1999. The effective tax rate for the first half of 2000 was 34.6% compared to 33.3% for 1999. The increase in the effective tax rate in 2000 was primarily due to a $1.7 million decrease in tax credits generated by affordable housing and historic rehabilitation investments, partially offset by an increased dividend received deduction. Tax credits generated from affordable housing and historic rehabilitation investments totaled $0.6 million for the first half of 2000 compared to $2.3 million for the first half of 1999.

     The equity in earnings of unconsolidated subsidiary represents 34% of the net income of AMAL Corporation, net of goodwill amortization. AMAL Corporation is the parent company of Ameritas Variable Life Insurance Company, the joint venture partner that markets variable life, and variable and select fixed annuity products.

     Net income was $20.6 million for the second quarter of 2000 compared to $16.6 million for the same period in 1999. Year-to-date, net income was $36.3 million in 2000 compared to $33.5 million in 1999. Pre-tax adjusted operating income increased $2.8 million between second quarter periods and $6.6 million between year-to-date periods due to the results of the Life Insurance and Annuity operations discussed previously. Partially offsetting these operating income increases were increases in interest expense, higher effective income tax rates, and decreased non-core realized gains.

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

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Under Iowa law, AmerUs Life and Delta Life may pay dividends only from the earned surplus arising from their respective businesses and must receive the prior approval of the Iowa Insurance Commissioner to pay any dividend that would exceed certain statutory limitations. The current statute limits any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Iowa law gives the Iowa Commissioner broad discretion to disapprove requests for dividends in excess of these limits. The payment of dividends by AmVestors' subsidiaries, American Investors Life Insurance Company, Inc. (American), and Financial Benefit Life Insurance Company (FBL) is regulated under Kansas law, which has statutory limitations similar to those in place in Iowa. Based on these limitations and 1999 results, the Company's subsidiaries could pay an estimated $61.1 million in dividends in 2000 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $20 million in dividends during the first six months of 2000.

     The Company and its subsidiaries generated cash flows from operating activities of $209.4 million and $437.9 million for the six months ended June 30, 2000 and 1999, respectively. Excess operating cash flows were primarily used to increase the Company's investment portfolio.

     The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of June 30, 2000, there was a $69 million outstanding loan balance under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of the business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.25:1.0, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its subsidiaries, including AmerUs Life and Delta Life, to maintain certain ratings from A.M. Best and certain levels of risk-based capital.

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

     During the first six months of 2000, the Company purchased 75,000 shares of common stock for the treasury at a total cost of $1.5 million.

     On December 20, 1999, the Company and the Company's controlling shareholder, AMHC, announced that their respective boards of directors had approved plans for the demutualization of AMHC and the merger of the Company into AMHC following the demutualization. Upon completion of the demutualization, AMHC will be a public company. AMHC will change its name to AmerUs Group Co. ("AmerUs Group") and be traded on the New York Stock Exchange under the symbol "AMH". Members of AMHC will receive approximately 17 million shares of AmerUs Group and cash or policy credits in excess of $300 million as a result of the demutualization. Shareholders of the Company will receive shares in AmerUs Group in a one-for-one exchange. On June 22, 2000, the shareholders of the Company approved the merger, with 92 percent of the outstanding shares voting in favor of the plan. On the same date, the members of AMHC approved the demutualization and merger. Of those members voting on the plan of conversion, 98 percent voted in favor of the plan. On August 1, 2000, the Iowa Insurance Commissioner issued an order approving AMHC's plan of conversion. This completes the approvals needed for the demutualization and merger. AMHC expects to be able to complete all other steps necessary for the demutualization to become effective by late August 2000 and to distribute AmerUs Group stock, cash and policy credits to eligible members in late September 2000.

     On February 18, 2000, the Company, AMHC and ILICO entered into a definitive agreement for a combination of the companies. ILICO will demutualize separately and ILICO's members will receive cash, policy credits and stock equivalent to the value of 11.25 million shares of stock of AmerUs Group. Upon demutualization, ILICO will become a subsidiary of AmerUs Group and will continue operations as a stock life insurance company. As part of the transaction, the Company made an investment of $100 million in a downstream holding company of ILICO. ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At June 30, 2000, ILICO had total assets of $6.0 billion and insurance in force of $30.4 billion. The contemplated transactions are subject to normal closing conditions, including appropriate policyholder/member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination with AmerUs Group to take place in the first quarter of 2001.

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

     The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest- sensitive life products and annuities by their contractual withdrawal provisions at June 30, 2000 (including liabilities in both the Closed Block and the general account):

($ in millions)

Not subject to discretionary withdrawal                        $   369.1

Subject to discretionary withdrawal with adjustments:
        Specified surrender charges (A)                          4,458.0
        Market value adjustments                                 1,414.6
                                                               ---------
        Subtotal                                                 5,872.6
                                                               ---------

Subject to discretionary withdrawal without adjustments          1,469.0

                                                               ---------
Total                                                          $ 7,710.7
                                                               =========


(A) Includes $1,156.4 million of statutory liabilities with a contractual surrender charges of less than five percent of the account balance.

     AmerUs Life and its joint venture partner are contingently liable in the event the joint venture, AVLIC, cannot meet its obligations. At June 30, 2000, AVLIC had statutory assets of $2,646.0 million, liabilities of $2,602.1 million and surplus of $43.9 million.

     Through its membership in the Federal Home Loan Bank (FHLB) of Des Moines, AmerUs Life and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of any advance. There were no borrowings under these arrangements outstanding at June 30, 2000. In addition, AmerUs Life has long-term advances from FHLB outstanding of $15.9 million at June 30, 2000.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of June 30, 2000 had a carrying value of $9 billion, including Closed Block investments.

     At June 30, 2000, the statutory capital and surplus of the Company's subsidiaries was approximately $437.1 million. The Company believes that this level of statutory capital is more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

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

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. Management views these potential changes in price within the overall context of asset and liability management. Company actuaries estimate the payout pattern of the Company's liabilities, primarily the Company's lapsation, to determine duration, which is the present value of the fixed income investment portfolios after consideration of the duration of these liabilities and other factors, which management believes mitigates the overall effect of interest rate risk for the Company.

     The table below provides information about the Company's fixed maturity investments and mortgage loans at June 30, 2000. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                                                 EXPECTED CASH FLOWS
                                                  ($ in millions)

                           6 mos
       Amortized            2000       2001        2002      2003       2004       2005   Thereafter    Cost
       ---------           -----       ----        ----      ----       ----       ----   ----------    ----

Fixed maturity securities   $ 94       $374       $467       $871       $702       $806     $3,841     $7,155
Average interest rate        7.2%       7.1%       7.2%       6.6%       6.5%       6.4%       7.6%

Mortgage loans              $ 14       $ 38       $ 28       $ 34       $ 40       $ 29     $  302     $  485
Average interest rate        8.3%       8.4%       8.5%       8.3%       8.3%       8.2%       8.0%

Total                       $108       $412       $495       $905       $742       $835     $4,143     $7,640
                            =================================================================================

     The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 69% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 7% of the bond portfolio is below investment grade. Fixed maturity securities have a weighted average maturity of approximately 7.54 years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of its shareholders on May 5, 2000. There were three matters voted upon at the meeting. The first was the election of directors. The nominees, Messrs. Malcolm Candlish, Ralph W. Laster, Jr. and John W. Norris, Jr. were elected to three-year terms. Other directors continuing to serve are John R. Albers, Roger K. Brooks, Maureen M. Culhane, Thomas F. Gaffney, Jack C. Pester and John A. Wing.

     The second matter voted upon resulted in the approval of the 2000 Incentive Plan and reservation of shares for issuance thereunder.

     The third matter voted upon resulted in the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2000.

     The results of the balloting were as follows:

                                           AGAINST OR      ABSTENTIONS
                                 FOR        WITHHELD     BROKER NON-VOTES
                                 ---       ----------    ----------------
Election of Directors:

Malcolm Candlish              28,273,029     48,430             -
Ralph W. Laster, Jr.          28,268,173     53,286             -
John W. Norris, Jr.           28,273,262     48,197             -

                                                   AGAINST OR    ABSTENTIONS
                                          FOR       WITHHELD   BROKER NON-VOTES
                                          ---      ----------  ----------------

Approval of the 2000 Incentive Plan    22,262,792   4,211,539       32,680
Ratification of KPMG LLP               28,282,010      18,020       21,429

     The Company held a special meeting of its shareholders on June 22, 2000. There was one matter voted upon at the meeting. Shareholders of record as of March 31, 2000 were asked to consider and vote upon a proposal to approve the Agreement and Plan of Merger, dated December 17, 1999, as amended, between the Company and American Mutual Holding Company, its parent company, pursuant to which the Company would merge with and into American Mutual Holding Company. In the merger, each share of the Company's Class A common stock outstanding on the effective date of the merger would convert into one share of American Mutual Holding Company common stock.

     The results of the balloting were as follows:

                                                  AGAINST OR     ABSTENTIONS
                                          FOR      WITHHELD    BROKER NON-VOTES
                                          ---     ----------   ----------------

Approval of the Agreement and Plan of
Merger                                 27,462,407  110,596          17,438


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

     (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2000:

     Form 8-K dated June 26, 2000 announcing the shareholder approval of the merger of the Company with and into AMHC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   August 14, 2000        AMERUS LIFE HOLDINGS, INC.



                                By  /s/  Michael G. Fraizer
                                    ----------------------------------
                                         Executive Vice President and
                                         Chief Financial Officer

                                By  /s/  Brenda J. Cushing
                                    ----------------------------------
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                   AMERUS LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit
No.                        Description

2.1 Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
2.2 Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8, 1997, by and among the Registrant, AFC Corp. and AmVestors Financial Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration Statement of the Registrant on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.
2.3 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly owned subsidiary of the Registrant and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of the Registrant dated October 8, 1997, is hereby incorporated by reference.
2.4 Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, the Registrant, Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies,
           Inc., filed as Exhibit 2.1 to the Registrant's report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.
2.5 Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and the Registrant, filed as Exhibit
           2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.6 Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and the Registrant, filed as
           Exhibit 2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.7        Amendment No. 1 to Agreement and Plan of Merger, dated
           February 18, 2000, by and between American Mutual Holding Company and the Registrant, filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.8 Letter agreement, dated December 17, 1999, by and between American Mutual Holding Company and the Registrant, filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.9 Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, the Registrant and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.10 Amendment No. 2 to Agreement and Plan of Merger, dated April 3, 2000, by and between American Mutual Holding Company and the Registrant, filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
2.11 Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and the Registrant, filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
3.1 Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.5 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, are hereby incorporated by reference.
3.3 Articles of Amendment of the Registrant dated September 25, 1998, filed as Exhibit 3.3 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.

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

10.36 Administrative Services Agreement, dated as of August 1, 1998, among American Mutual Holding Company, Registrant, AmerUs Group, AmerUs Home Equity, Inc., AmerUs Mortgage, Inc., AmerUs Properties, Inc., American Capital Management Group, Inc., AmerUs Life Insurance Company, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., and Delta Life and Annuity Company, filed as
           Exhibit 10.39 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
10.37 Facility and Guaranty Agreement, dated February 12, 1999, among The First National Bank of Chicago and the Registrant, filed as Exhibit
           10.39 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.38 Form of Reimbursement Agreement, dated February 15, 1999, among the Registrant and Roger K. Brooks, Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky, Marcia S. Hanson, Mark V. Heitz and Gary R. McPhail, filed as Exhibit 10.40 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.39 Amendment No. 1 to Facility Agreement, dated March 23, 1999, among The First National Bank of Chicago and the Registrant, filed as
           Exhibit 10.41 on Form 10-Q dated May 14, 1999, is hereby incorporated by reference.
10.40 1999 Non-Employee Stock Option Plan, dated April 19, 1999, filed on Form S-3, Registration Number 333-72643, is hereby incorporated by reference.
10.41 Fifth Waiver and Amendment to Credit Agreement dated as of October 1, 1998 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.43 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
10.42 Sixth Amendment to Credit Agreement dated as of May 18, 1999 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.44 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
10.43 Administrative Services Agreement, dated as of January 1, 2000, among American Mutual Holding Company, the Registrant, AmerUs Group Co., AmerUs Home Equity, Inc. AmerUs Mortgage, Inc., AmerUs Properties, Inc., American Capital Management Group, Inc., AmerUs Life Insurance Company, AmVestors Financial Corporation, and Delta Life and Annuity Company, filed as Exhibit 10.43 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.44 Amendment No. 2 to Facility Agreement, dated January 25, 2000, among The First National Bank of Chicago and the Registrant, filed as
           Exhibit 10.44 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.45 Irrevocable Standby Letter of Credit Application and Terms Agreement, dated February 1, 2000, between Federal Home Loan Bank of Des Moines and AmerUs Life Insurance Company, filed as Exhibit 10.45 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.46 Seventh Amendment to Credit Agreement dated as of December 23, 1999 to the Credit Agreement dated as of October 23, 1997 among the Registrant, Various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.46 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
10.47 Investment Advisory Agreements, dated as of February 18, 2000, by and between Indianapolis Life Insurance Company, Bankers Life Insurance Company of New York, IL Annuity and Insurance Company, Western Security Life Insurance Company and AmerUs Capital Management Group, Inc. filed as Exhibits 10.1,10.3, 10.4 and 10.2, respectively, to the Registrant's report on Form 8-K/A on March 6, 2000, are hereby incorporated by reference.
10.48 Advance, Pledge and Security Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.48 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.49 Institutional Custody Agreement, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.49 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.50 Line of Credit Application, dated April 12, 2000, by and between the Federal Home Loan Bank of Topeka and American Investors Life Insurance Company, Inc., filed as Exhibit 10.50 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.

10.51 Stock Purchase Agreement, dated February 1, 2000, by and among AmVestors Financial Corporation, Creative Marketing International Corporation and the Stockholders of Creative Marketing International Corporation, filed as Exhibit 10.51 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.52 Stock Purchase Agreement, dated February 23, 2000, by and among American Investors Sales Group, Inc., Community Bank Marketing, Inc. and Community Financial Services, Inc., filed as Exhibit 10.52 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.53 Agreement for Advances, Pledge and Security Agreement, dated March 12, 1992, by and between Central Life Assurance Company and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.53 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.54 Agreement for Advances, Pledge and Security Agreement, dated September 1, 1995, by and between American Vanguard Life Insurance Company and the Federal Home Loan Bank of Des Moines, filed as
           Exhibit 10.54 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.55 Agreement and Plan of Merger, dated September 30, 1998, by and among AmVestors Financial Corporation, Senior Benefit Services of Kansas, Inc., Senior Benefit Services Insurance Agency, Inc., National Senior Benefit Services, Inc. and Richard McCarter, filed as Exhibit 10.55 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
10.56* Lease - Business Property, dated January 1, 2000, between AmerUs Properties, Inc. and Registrant for the property located at 1213 Cherry Street, Des Moines, Iowa.
10.57* Eighth Amendment to Credit Agreement dated as of June 23, 2000 to the Credit Agreement dated as of October 23, 1997 among the Registrant, various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent.
11*        Statement Re: Computation of Earnings Per Share.
27.1*      Financial Data Schedule.
99.1       Retirement Agreement, dated June 27, 1997, by and between
           Victor N. Daley and Registrant filed as Exhibit 99.5 on Form
           10-K, dated March 30, 1999, is hereby incorporated by reference.
99.2 First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., American Investors Sales Group, Inc., and the Registrant, filed as
           Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.3 Supplemental Benefit Agreement, dated as of April 15, 1999, among Roger K. Brooks and the Registrant, filed as Exhibit 99.5 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.4 Form of Supplemental Benefit Agreement, dated as of April 15, 1999, among the Registrant and Victor N. Daley, Michael G. Fraizer,
           Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit 99.6 on
           Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.5 Amended and Restated Employment Agreement, dated as of April 15, 1999, among Marcia S. Hanson and the Registrant, filed as Exhibit
           99.7 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.6 Agreement and Release, dated as of December 31, 1999, by and between Marcia S. Hanson, Registrant, AmerUs Group Co., American Mutual Holding Company, and all of their respective subsidiaries and affiliates, filed as Exhibit 99.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
99.7 Form of Supplemental Benefit Agreement, dated as of February 7, 2000, among the Registrant and Victor N. Daley, Michael G. Fraizer,
           Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit 99.7 on
           Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
99.8       Retirement Agreement, dated March 14, 2000, by and between
           Victor N. Daley and Registrant, filed as Exhibit 99.8 on
           Form 10-Q, dated May 15, 2000, is hereby incorporated herein.


----------------------
*        included herein