Form 10-Q
period 2000-09-30
AMERUS LIFE HOLDINGS INC
filed 2000-11-14
CIK 1022827

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

                For the quarterly period ended September 30, 2000

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                        COMMISSION FILE NUMBER 000-30898

                                AMERUS GROUP CO.
             (Exact name of Registrant as specified in its charter)

                                699 WALNUT STREET
                           DES MOINES, IOWA 50309-3948
                    (Address of principal executive offices)

            IOWA                                              42-1458424
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

        Registrant's telephone number, including area code (515) 362-3600

               REGISTRANT WAS FORMERLY AMERUS LIFE HOLDINGS, INC.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

The number of shares outstanding of each of the Registrant's classes of common stock on November 10, 2000 was as follows:

                      Common Stock 30,004,744 shares

Exhibit index  - Page 50
Page 1 of 58

                                      INDEX

                                                                      Page No.
                                                                      --------

PART I - FINANCIAL INFORMATION........................................    4

Item 1.       Financial Statements....................................    4

              Consolidated Balance Sheets
              September 30, 2000 (Unaudited) and December 31, 1999....    4

              Consolidated Statements of Income (Unaudited)
              For the Three Months Ended September 30, 2000 and 1999
              and the Nine Months Ended September 30, 2000 and 1999...    6

              Consolidated Statements of Comprehensive Income
              (Unaudited) For the Three Months Ended September 30,
              2000 and 1999 and the Nine Months Ended September 30,
              2000 and 1999...........................................    7

              Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2000 and 1999...    8

              Notes to Consolidated Financial Statements
              (Unaudited) ............................................   11

Item 2.       Management's Discussion and Analysis of Results
              of Operations and Financial Condition ..................   24

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk.............................................   47


PART II - OTHER INFORMATION...........................................   48

Item 1.       Legal Proceedings.......................................   48

Item 2.       Changes in Securities and Use of Proceeds...............   48

Item 6.       Exhibits and Reports on Form 8-K........................   48


Signatures............................................................   49

Exhibit Index.........................................................   50

SAFE HARBOR STATEMENT

     All statements, trend analyses and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies and cost-saving initiatives and to meet cash requirements based upon projected liquidity sources; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (5) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of insurance and annuities; (7) regulatory changes or actions, including those relating to regulation of insurance products and of insurance companies;
(8) ratings assigned to the Company and its subsidiaries by independent rating organizations which the Company believes are particularly important to the sale of its products; (9) the performance of the investment portfolio including the ILICO investment and COLI; (10) the impact of purchase accounting adjustments;
(11) the ILICO anticipated completion dates; and (12) unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                               September 30,      December 31,
                                                   2000               1999
                                               -------------------------------
                                                (unaudited)
                                     Assets
Investments:
      Securities available-for-sale at fair value:
           Fixed maturity securities            $ 6,880,606        $ 6,680,951
           Equity securities                        149,808             45,268
           Short-term investments                       367                155
      Loans                                         486,722            608,917
      Real estate                                     7,590             45,756
      Policy loans                                  111,279            109,864
      Other investments                             325,974            292,493
                                                ------------------------------

                       Total investments          7,962,346          7,783,404

Cash and cash equivalents                           458,006            291,788
Accrued investment income                           102,322             92,197
Premiums, fees and other receivables                  2,093              9,798
Reinsurance receivables                               2,071             17,535
Deferred policy acquisition costs                   382,709            529,663
Value of business acquired                          447,514            230,542
Goodwill                                            174,320            206,324
Property and equipment                               53,560             51,626
Deferred income taxes                                24,775             76,457
Other assets                                        342,595            357,510
Closed Block assets (note 2)                      1,566,583          1,412,622
Assets of discontinued operations                    41,648             38,241
                                                ------------------------------
                       Total assets             $ 11,560,542       $11,097,707
                                                ==============================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                September 30,     December 31,
                                                   2000              1999
                                                ------------------------------
                                                (unaudited)

                      Liabilities and Stockholders' Equity

 Policy reserves and policyowner funds:
       Future life and annuity policy benefits  $ 7,637,034        $ 7,390,991
       Policyowner funds                            323,236            282,026
                                                ------------------------------
                                                  7,960,270          7,673,017

 Accrued expenses and other liabilities             521,090            157,480
 Dividends payable to policyowners                    3,794              2,248
 Policy and contract claims                           5,594             12,221
 Income taxes payable                                 7,194             21,932
 Notes and contract payable (note 3)                197,745            196,263
 Closed Block liabilities (note 2)                1,868,791          1,756,064
 Liabilities of discontinued operations              12,826             10,340
                                                ------------------------------

                       Total liabilities         10,577,304          9,829,565

 Minority interest                                        -            309,101

 Company-obligated mandatorily redeemable
       preferred capital securities of
       subsidiary trusts holding solely
       junior subordinated debentures of the
       Company                                      197,691            197,691

 Stockholders' equity:
       Preferred Stock, no par value,
            20,000,000 shares authorized,
            none issued                                   -                  -
       Common Stock, no par value,
            230,000,000 shares authorized:
            30,004,744 shares issued and
            outstanding in 2000                      30,005                  -
       Paid-in capital                              809,125                  -
       Accumulated other comprehensive
            income (loss)                           (52,053)           (78,628)
       Unearned compensation                           (152)              (187)
       Unallocated ESOP shares                       (1,378)              (797)
       Unassigned surplus                                 -            840,962
                                                ------------------------------
                       Total stockholders'
                         equity                     785,547            761,350
                                                ------------------------------

                       Total liabilities and
                         stockholders' equity   $11,560,542        $11,097,707
                                                ==============================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (Unaudited)

                               Three Months Ended        Nine Months Ended
                                 September 30,              September 30,
                                2000        1999          2000        1999
                            ------------------------  ------------------------
Revenues:
      Insurance premiums    $    21,480  $    22,821  $    65,341  $    67,041
      Universal life and
         annuity product
         charges                 22,952       19,399       65,490       55,485
      Net investment income     147,053      141,473      435,984      411,926
      Realized gains (losses)
         on investments          (2,603)         967         (876)       6,818
      Other income                8,794        3,553       22,672       14,000
      Contribution from the
         Closed Block
         (note 2)                 5,558        6,207       17,126       19,121
                            ------------------------  ------------------------
                                203,234      194,420      605,737      574,391
                            ------------------------  ------------------------

Benefits and expenses:
      Policyowner benefits      112,701      116,831      330,487      327,527
      Underwriting,
         acquisition and
         other expenses          33,894       29,488      100,584       85,850
      Amortization of
         deferred policy
         acquisition costs
         and value of
         business acquired       17,459       15,597       56,320       52,168
      Dividends to
         policyowners             1,640        1,396        4,337        3,419
                            ------------------------  ------------------------
                                165,694      163,312      491,728      468,964
                            ------------------------  ------------------------

Income from operations           37,540       31,108      114,009      105,427

Interest expense                  7,603        6,963       22,430       21,967
                            ------------------------  ------------------------


Income before income tax
  expense and minority
  interest                       29,937       24,145       91,579       83,460

Income tax expense (note 4)      13,098        7,919       36,756       27,951
Minority interest                 6,407        6,921       21,677       21,295
                            ------------------------  ------------------------

Net income from continuing
  operations                $    10,432  $     9,305  $    33,146  $    34,214

Discontinued operations:
      Income (loss) from
         discontinued
         operations, net
         of tax                     712         (730)         655          307
                            ------------------------  ------------------------
          Net income        $    11,144  $     8,575  $    33,801  $    34,521
                            ========================  ========================

Earnings per common share:
      Basic                 $      0.59  $      0.49  $      1.89  $      1.99
                            ========================  ========================
      Diluted               $      0.59  $      0.49  $      1.88  $      1.98
                            ========================  ========================

Weighted average common
  shares outstanding
      Basic                  18,888,948   17,390,165   17,893,406   17,390,165
                            ========================  ========================
      Diluted                19,026,397   17,551,797   17,934,801   17,463,913
                            ========================  ========================


See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (Unaudited)

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                                2000         1999         2000        1999
                            ------------------------  ------------------------

Net Income                  $    11,144  $     8,575  $    33,801  $    34,521

Other comprehensive income
   (loss), before tax
   Unrealized gains (losses)
     on securities
   Unrealized holding gains
     (losses) arising
     during period               81,450      (46,579)      66,080     (128,173)
   Less: reclassification
     adjustment for gains
     (losses) included in
     net income                  (4,527)      (1,550)      (4,298)         334
                            ------------------------  ------------------------

   Other comprehensive
     income (loss), before
     tax                         85,977      (45,029)      71,008     (128,507)

   Income tax (expense)
     benefit related to
     items of other
     comprehensive income       (30,092)      15,760      (24,853)      44,978
                            ------------------------  ------------------------

                                 55,885      (29,269)      46,155      (83,529)
   Amounts attributable to:
     Minority interest          (23,494)      12,162      (19,580)      34,340
                            ------------------------  ------------------------

Other comprehensive income
   (loss), net of tax            32,391      (17,107)      26,575      (49,189)
                            ------------------------  ------------------------

Comprehensive income (loss) $    43,535  $    (8,532) $    60,376  $   (14,668)
                            ========================  ========================


 See accompanying notes to consolidated financial statements.

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                          2000         1999
                                                      ------------------------

Cash flows from operating activities
      Net Income                                      $    33,801  $    34,521
      Less: (Income) loss from discontinued
          operations                                         (655)        (307)
                                                      ------------------------
                                                           33,146       34,214

      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Policyowner assessments on universal life
               and annuity products                       (44,458)     (39,412)
          Interest credited to policyowner account
               balances                                   234,990      233,839
          Realized investment (gains) losses                  876       (6,818)
          Goodwill amortization                             6,400        5,640
          VOBA amortization                                23,485       22,611
          Minority interest                                21,677       21,295
      Change in:
          Accrued investment income                       (10,125)     (14,253)
          Reinsurance receivables                          15,464       (2,000)
          Deferred policy acquisition costs              (113,448)     (82,822)
          Liabilities for future policy benefits           12,535      568,051
          Policy and contract claims and other
               policyowner funds                           (5,018)      (6,158)
          Income taxes:
               Current                                    (14,738)       3,448
               Deferred                                    29,510       18,821
      Other, net                                            5,608       76,358
      Change in Closed Block assets and
          liabilities, net                                 92,168       56,092
                                                      -------------------------

          Net cash provided by operating activities       288,072      888,906
                                                      ------------------------

Cash flows from investing activities
      Purchase of fixed maturities available-for-sale (1,401,864) (3,031,056) Maturities, calls and principal reductions of
          fixed maturities available for sale           1,279,909    2,397,198
      Purchase of equity securities                      (128,697)    (211,670)
      Proceeds from sale of equity securities              21,734      227,243
      Change in short-term investments, net                     -        9,173
      Purchase of loans                                   (70,587)     (99,415)

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                         2000         1999
                                                      ------------------------

      Proceeds from repayment and sale of loans           196,701      191,861
      Purchase of real estate and other
           invested assets                               (116,300)     (92,028)
      Proceeds from sale of real estate and other
           invested assets                                129,471       40,177
      Change in policy loans, net                          (1,415)       1,304
      Other assets, net                                     1,413       (2,066)
      Change in Closed Block investments, net             (85,658)     (44,751)
      Purchase of minority interest                        (1,151)      (5,880)
                                                      ------------------------
           Net cash (used in) investing activities       (176,444)    (619,910)
                                                      ------------------------

Cash flows from financing activities:
      Deposits to policyowner account balances          1,104,648      717,835
      Withdrawals from policyowner account balances    (1,050,272)    (869,815)
      Change in debt, net                                   1,482       15,904
      Dividends to shareholders                            (1,268)      (3,916)
      Retirement of company-obligated mandatorily
           redeemable capital securities                        -       (1,523)
                                                      ------------------------
           Net cash provided by (used in)
             financing activities                          54,590     (141,515)
                                                      ------------------------
           Net increase (decrease) in cash                166,218      127,481

Cash and cash equivalents at beginning of period          291,788      138,172
                                                      ------------------------
Cash and cash equivalents at end of period            $   458,006  $   265,653
                                                      ========================

Supplemental disclosure of cash activities:

      Interest paid                                   $    23,903  $    23,427
                                                      ========================
      Income taxes paid                               $     6,592  $    15,528
                                                      ========================

                                AMERUS GROUP CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                         2000          1999
                                                      ------------------------

Details of acquisition:
      Minority interest ownership in
         assets acquired                              $ 4,750,145  $         -
      Minority interest ownership of
         liabilities assumed                            4,499,238            -
                                                      ------------------------
      Fair value of minority interest acquired            250,907            -
      Allocation of excess costs of acquiring
           the minority interest over the fair
           value of identifiable assets
           less liabilities                                47,113            -

      Value of common stock issued to acquire         ------------------------
           minority interest                          $   298,020  $         -
                                                      ========================


 See accompanying notes to consolidated financial statements.

AMERUS GROUP CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)  SUMMARY OF BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     AmerUs Group Co. (Company) is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 49 states, the District of Columbia and the U.S. Virgin Islands. The Company also owns a real estate management company in which it conducts limited real estate management, development, syndication and marketing activities. The Company has two reportable operating segments: Life Insurance and Annuities. The Life Insurance segment's primary product offerings consist of whole life, universal life and term life insurance policies. The primary product offerings of the Annuity segment are fixed annuities.

     The Company sold certain lines of business and made the decision to exit certain other businesses in 1998. These businesses are referred to as discontinued operations and include the following activities: banking, residential real estate brokerage, residential land development, and mortgage banking.

REORGANIZATION

     The Company was formerly known as American Mutual Holding Company (AMHC) and was a mutual insurance holding company whose principal asset was a 58% interest in AmerUs Life Holdings, Inc. (ALHI). Public stockholders owned the remaining 42% interest in ALHI (Minority Interest). ALHI was a holding company which directly or indirectly owned three principal life insurance subsidiaries:
AmerUs Life Insurance Company (AmerUs), American Investors Life Insurance Company (American) and Delta Life and Annuity Company (Delta). On September 20, 2000, AMHC converted to stock form, changed its name to AmerUs Group Co. and acquired the Minority Interest of ALHI by issuing AmerUs Group Co. common stock in exchange for the outstanding shares of ALHI held by the public. The value of the stock exchange was approximately $298 million and ALHI merged into the Company simultaneously with the stock exchange.

     Prior to the conversion of the Company to a stock form, the Company was owned by individuals and entities who held insurance policies or annuity contracts issued by AmerUs (Members). In the conversion, which is referred to as a "demutualization", the Company distributed cash, policy credits and its newly issued common stock to its Members in exchange for their membership interests. The value of the distribution totaled approximately $792 million.

     The acquisition of the ALHI minority interest by the Company was accounted for as a purchase and accordingly 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company's results of operations on the line titled "Minority interest" on the Company's Consolidated Statements of Income. From the acquisition date forward, the Company's results of operations include 100% of these earnings.

CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to

Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, see further discussion in Management's Discussion and Analysis. For further information and for capitalized terms not defined in this 10-Q, refer to the consolidated financial statements and notes thereto included in the Company's predecessor AmerUs Life Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


EMERGING ACCOUNTING ISSUES

     SFAS 133, 137 AND 138

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and provides comprehensive accounting and reporting standards for the recognition and measurement of derivative and hedging activities (including certain instruments embedded in other contracts). It requires derivatives to be recorded in the consolidated balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges or variable cash flows or forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives not meeting specific hedge accounting criteria would be recognized in the consolidated statement of operations. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of Statement 133 implementation issues, including expanding normal purchase and normal sale exceptions, redefining specific risks that can be identified as hedged risks and defining certain other provisions related to foreign-currency and intercompany derivatives. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000. The Company has evaluated SFAS No. 133 and 138 and has completed a majority of the work in determining the impact of the statements on the Company's Consolidated Financial Statements. However, due to outstanding issues pending resolution with the FASB's Derivative Implementation Group, the Company has not yet determined the final impact.

     SFAS 140

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 with the same title. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is evaluating SFAS No. 140 and has not determined its effect on the Consolidated Financial Statements.

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

(2)  CLOSED BLOCK

     Summarized financial information of the Closed Block balance sheet as of September 30, 2000 and December 31, 1999 and statements of income for the three months and nine months ended September 30, 2000 and 1999 are as follows:


                                                     September 30, December 31,
                                                          2000         1999
                                                     -------------------------
                                                     (unaudited)
($ in thousands)

Assets:
Securities available for sale at fair value
        Fixed maturity securities                     $ 1,172,831  $ 1,087,672
        Short-term investments                                  -            -
Policy loans                                              200,876      188,035
Other investments                                             852          602
Cash and cash equivalents                                   3,293        5,910
Accrued investment income                                  16,942       14,949
Premiums, fees and other receivables                            -          957
Deferred policy acquisition costs                          50,074       97,141
Value of business acquired                                 74,028            -
Other assets                                               47,687       17,356
                                                      ------------------------
              Total Assets                            $ 1,566,583  $ 1,412,622
                                                      ========================

Liabilities:
Future life and annuity policy benefits               $ 1,643,532  $ 1,581,923
Policyowner funds                                           5,494        8,905
Accrued expenses and other liabilities                     59,442        7,582
Dividends payable to policyowners                         155,860      152,984
Policy and contract claims                                  4,463        4,670
                                                      ------------------------
              Total Liabilities                       $ 1,868,791  $ 1,756,064
                                                      ========================

                                              Three Months Ended September 30,
($ in thousands)                                   2000               1999
                                              --------------------------------
                                                         (unaudited)

Revenues and expenses:
Insurance premiums                            $      44,375      $      42,737
Universal life and annuity product charges            3,196              3,184
Net investment income                                28,617             26,408
Realized gains (losses) on investments                  371                (37)
Policyowner benefits                                (50,018)           (45,551)
Underwriting, acquisition and other expenses           (412)              (896)
Amortization of deferred policy
  acquisition costs                                  (3,479)            (3,830)
Dividends to policyowners                           (17,092)           (15,808)
                                              --------------------------------
Contribution from the Closed Block
  before income taxes                         $       5,558      $       6,207
                                              ================================


                                               Nine Months Ended September 30,
                                                   2000               1999
                                              --------------------------------
                                                        (unaudited)
Revenues and expenses:
Insurance premiums                            $     138,777      $     141,335
Universal life and annuity product charges            9,453              9,754
Net investment income                                83,440             82,414
Realized gains (losses) on investments                  414                625
Policyowner benefits                               (150,588)          (144,523)
Underwriting, acquisition and other expenses         (1,673)            (3,717)
Amortization of deferred policy acquisition
  costs                                             (10,808)           (16,419)
Dividends to policyowners                           (51,889)           (50,348)
                                              --------------------------------
Contribution from the Closed Block
  before income taxes                         $      17,126      $      19,121
                                              ================================

(3)  DEBT AND CAPITAL SECURITIES

     Debt consists of the following:

                                                   September 30,  December 31,
                                                        2000         1999
                                                   -------------  ------------
                                                    (unaudited)
 ($ in thousands)

 Federal Home Loan Bank community investment
     long-term advances with a weighted average
     interest rate of 6.284% at September 30,
     2000 (A)                                       $     15,745  $     16,088

 Notes payable to banks and insurance companies                -        23,175

 Revolving credit agreement                               57,000        32,000

 Senior notes bearing interest at 6.95%
       due June, 2005                                    125,000       125,000
                                                    ------------  ------------


                                                    $    197,745  $    196,263
                                                    ============  ============

 AmerUs Capital I 8.85 % Capital
       Securities Series A due
       February 1, 2007                             $     68,900  $     68,900

 AmerUs Capital II 7.00 % Adjustable
       Conversion-rate Equity Security
       Units due July 27, 2003                           128,791       128,791
                                                    ------------  ------------

                                                    $    197,691  $    197,691
                                                    ============  ============


(A) The Company has multiple credit arrangements with the Federal Home Loan Bank (FHLB). In addition to the long-term advances disclosed above, the Company is eligible to borrow under variable-rate short term fed funds arrangements of which no amount was outstanding at September 30, 2000. These borrowings are secured and interest is payable at the current rate at the time of any advance.

     For an additional discussion of the terms of the above indebtedness refer to the Company's predecessor AmerUs Life Holdings, Inc.'s consolidated financial statements as of December 31, 1999.

(4)  FEDERAL INCOME TAXES

     The effective income tax rate for the nine months ending September 30, 2000 and 1999 varied from the prevailing corporate rate primarily as a result of goodwill amortization, non-deductible reorganization costs and low income housing and rehabilitation credits.

(5)  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make future capital contributions to various partnerships of up to $30.3 million. The Company has also agreed to loan up to $6.9 million to newly formed partnerships.

     The Company is party to financial instruments in the normal course of business to meet the financing needs of its customers having risk exposure not reflected in the balance sheet. These financial instruments include commitments to extend credit, guarantees and standby letters of credit. Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. The Company has also guaranteed two loans for a fee. At September 30, 2000, outstanding commitments to extend credit totaled approximately $21.9 million and loan guarantees totaled approximately $6.5 million.

     The Company has an agreement with Bank One, N.A. whereby the Company guarantees the payment of loans made to certain of the Company's managers and executives for the purpose of purchasing Common Stock and ACES pursuant to the Executive Stock Purchase Program. The liability of the Company in respect of the principal amount of loans is limited to $25 million. The Company has also guaranteed interest and all other fees and obligations owing on the loans. Each participant in the program has agreed to repay the Company for any amounts paid by the Company under the guarantee in accordance with a reimbursement agreement entered into between the participant and the Company.

     AmerUs and its joint venture partner are contingently liable in the event the joint venture, Ameritas Variable Life Insurance Company (AVLIC), cannot meet its obligations. At September 30, 2000, AVLIC had statutory assets of $2,644.3 million, liabilities of $2,588.0 million, and surplus of $56.3 million. AmerUs also has an outstanding commitment to lend AMAL Corporation (AMAL), AVLIC's parent company, approximately $3.4 million upon AMAL's request before September 1, 2001.

     In the ordinary course of business, the Company and its subsidiaries are engaged in certain litigation, none of which management believes is material to the Company's results of operations.


(6)  ACQUISITION

     On September 20, 2000, the Company acquired the 42% Minority Interest of its subsidiary, ALHI, in a stock exchange valued at approximately $298 million. ALHI merged into the Company simultaneously with the stock exchange. The acquisition of the ALHI minority interest by the Company was accounted for as a purchase and accordingly 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Goodwill was reduced by approximately $45 million. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company's results of operations on the line titled "Minority interest" on the Company's Consolidated Statements of Income. From the acquisition date forward, the Company's results of operations include 100% of these earnings.

     The following table sets forth certain pro forma operating data of the Company for the nine months ended September 30, 2000 and the year ended December 31, 1999. This pro forma data assumes the purchase of the minority interest occurred on January 1, 1999.


                                              September 30,       December 31,
                                                  2000               1999
                                              -------------      -------------

 ($ in thousands, except share data)

 Pro forma operating data:
     Total revenue                            $     593,800      $     745,500
     Net income                               $      46,100      $      46,900
     Diluted earnings per share of
       common stock                           $        1.54      $        1.55




(7)  PROPOSED COMBINATION

     On February 18, 2000, the Company and Indianapolis Life Insurance Company (ILICO) entered into a definitive agreement for a combination of the companies. Under the original terms of the agreement, ILICO demutualizes and ILICO's members receive cash, policy credits and stock equivalent to the value of 11.25 million shares of the Company's stock and ILICO becomes a wholly-owned subsidiary of the Company. However, on September 18, 2000 the terms of the agreement were revised to reduce the value to the equivalent of 9.3 million shares. The reduction in the number of shares was based on several factors, including increased expenses related to ILICO's demutualization and a decrease in revenues and earnings in ILICO's subsidiary operations. These factors were partially offset by stronger than expected performance of ILICO itself.

     As part of the transaction, the Company made an investment of $100 million in a downstream holding company of ILICO in February, 2000.

     ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At September 30, 2000, ILICO had total assets of $6.0 billion and insurance in force of $31.7 billion.

     The combination transaction is subject to normal closing conditions, including appropriate policyholder/member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination into the Company to take place in the first quarter of 2001.


(8)  OPERATING SEGMENTS

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

     Closed Block: The Closed Block was established for insurance policies which had a dividend scale in effect as of June 30, 1996. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the reorganization of

     AmerUs, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization if the experience underlying such scales and credits continues. The primary products included in the Closed Block are whole life, certain universal life policies and term life insurance policies.

     ANNUITIES

     The Annuity segment markets individual fixed annuities on a national basis primarily through independent brokers and marketing companies. The Annuity segment also includes one insurance contract issued to a commercial paper conduit.

     The Company uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated income from operations and assets with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. For example, net realized capital gains or losses on investments, excluding gains or losses on convertible debt which are considered core earnings, are not included as part of operating segment income. These items are shown between adjusted pre-tax operating income and income from operations on the following operating segment income tables. Operating segment income is generally income before non-core realized gains and losses, interest expense, income tax and income or loss from discontinued operations. Premiums, product charges, policyowner benefits, insurance expenses, amortization of deferred policy acquisition costs and VOBA and dividends to policyowners are attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated based on directly-related assets required for transacting the business of that segment. Other revenues and benefits and expenses which are deemed not to be associated with any specific segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses and the operations of the companies real estate management subsidiary. The contribution to the operating income of the life insurance segment from the Closed Block is reported as a single line item.

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

     Operating segment income is as follows:

Operating Segment Income
($ in thousands)

Three Months Ended September 30, 2000

                                                                    Total
                      Life Insurance    Annuities    All Other   Consolidated
                      --------------------------------------------------------
Revenues:
   Insurance premiums    $ 16,980       $  4,453     $     47      $ 21,480
   Universal life and
     annuity product
     charges               13,863          9,089            -        22,952
   Net investment income   22,800        117,545        6,708       147,053
   Core realized gains
     on investments             -            980            -           980
   Other income                 -          5,899        2,895         8,794
   Contribution from
     the Closed Block       5,558              -            -         5,558
                         --------------------------------------------------

                           59,201        137,966        9,650       206,817

Benefits and expenses:
   Policyowner benefits    25,567         87,070           64       112,701
   Underwriting,
     acquisition, and
     other expenses        10,897         12,659        6,606        30,162
   Amortization of
     deferred policy
     acquisition costs
     and value of
     business acquired,
     net of non-core
     adjustment of
     ($2,551)               5,335         14,675            -        20,010
   Dividends to
     policyowners           1,640              -            -         1,640
                         --------------------------------------------------
                           43,439        114,404        6,670       164,513
                         --------------------------------------------------

Adjusted pre-tax
   operating income
   (loss)                $ 15,762       $ 23,562     $  2,980        42,304
                         ==================================================

   Non-core realized
     gains (losses) on
     investments                                                     (3,583)

   Amortization of
     deferred policy
     acquisition costs
     due to non-core
     realized gains or
     losses                                                           2,551

   Reorganization costs                                              (3,732)
                                                                   --------
Income from operations                                               37,540

Interest (expense)                                                   (7,603)

Income tax (expense)                                                (13,098)

Minority interest                                                    (6,407)

Income (loss) from
   discontinued
   operations, net
   of tax                                                               712
                                                                   --------
           Net income                                              $ 11,144
                                                                   ========

Operating Segment Income
($ in thousands)

Three Months Ended September 30, 1999

                                                                    Total
                      Life Insurance    Annuities    All Other   Consolidated
                      --------------------------------------------------------
Revenues:
   Insurance premiums    $ 15,816       $  6,936     $     69      $ 22,821
   Universal life and
     annuity product
     charges               11,384          8,015            -        19,399
   Net investment income   25,045        112,765        3,663       141,473
   Core realized gains
     on investments             -          3,184            -         3,184
   Other income                 -          1,467        2,086         3,553
   Contribution from
     the Closed Block       6,207              -            -         6,207
                         --------------------------------------------------
                           58,452        132,367        5,818       196,637

Benefits and expenses:
   Policyowner benefits    26,116         90,587          128       116,831
   Underwriting,
     acquisition, and
     other expenses        12,904          8,831        5,927        27,662
   Amortization of
     deferred policy
     acquisition costs
     and value of
     business acquired,
     net of non-core
     adjustment of $55      4,727         10,815            -        15,542
   Dividends to
     policyowners           1,396              -            -         1,396
                         --------------------------------------------------
                           45,143        110,233        6,055       161,431
                         --------------------------------------------------

Adjusted pre-tax
   operating income      $ 13,309       $ 22,134     $   (237)       35,206
                         ==================================================

   Non-core realized
     gains (losses)
     on investments                                                  (2,217)

   Amortization of
     deferred policy
     acquisition costs
     due to non-core
     realized gains
     or losses                                                          (55)

   Reorganization costs                                              (1,826)

                                                                   --------
Income from operations                                               31,108

Interest (expense)                                                   (6,963)

Income tax (expense)                                                 (7,919)

Minority interest                                                    (6,921)

Income (loss) from
   discontinued
   operations, net
   of tax                                                              (730)
                                                                   --------

           Net income                                              $  8,575
                                                                   ========

Operating Segment Income
($ in thousands)

Nine Months Ended September 30, 2000

                                                                    Total
                      Life Insurance    Annuities    All Other   Consolidated
                      --------------------------------------------------------
Revenues:
   Insurance premiums    $ 48,408       $ 16,793     $    140      $ 65,341
   Universal life and
     annuity product
     charges               38,159         27,331            -        65,490
   Net investment income   73,079        347,118       15,787       435,984
   Core realized gains
     on investments             -          3,063            -         3,063
   Other income                 -         15,412        7,260        22,672
   Contribution from
     the Closed Block      17,126              -            -        17,126
                         --------------------------------------------------
                          176,772        409,717       23,187       609,676

Benefits and expenses:
   Policyowner benefits    74,648        255,576          263       330,487
   Underwriting,
     acquisition, and
     other expenses        36,041         38,292       15,814        90,147
   Amortization of
     deferred policy
     acquisition costs
     and value of
     business acquired,
     net of non-core
     adjustment of
     ($6,267)              15,070         47,517            -        62,587
   Dividends to
     policyowners           4,337              -            -         4,337
                         --------------------------------------------------
                          130,096        341,385       16,077       487,558
                         --------------------------------------------------

Adjusted pre-tax
   operating income
   (loss)                $ 46,676       $ 68,332     $  7,110       122,118
                         ==================================================

   Non-core realized
     gains (losses) on
     investments                                                     (3,939)

   Amortization of
     deferred policy
     acquisition costs
     due to non-core
     realized gains or
     losses                                                           6,267

   Reorganization costs                                             (10,437)

                                                                   --------
Income from operations                                              114,009

Interest (expense)                                                  (22,430)

Income tax (expense)                                                (36,756)

Minority interest                                                   (21,677)

Income (loss) from
   discontinued
   operations, net
   of tax                                                               655
                                                                   --------

           Net income                                              $ 33,801
                                                                   ========

Operating Segment Income
($ in thousands)

Nine Months Ended September 30, 1999

                                                                    Total
                      Life Insurance    Annuities    All Other   Consolidated
                      --------------------------------------------------------
Revenues:
   Insurance premiums    $ 46,537       $ 20,339     $    165      $ 67,041
   Universal life and
     annuity product
     charges               34,990         20,495            -        55,485
   Net investment income   69,191        327,991       14,744       411,926
   Core realized gains
     on investments             -          9,010            -         9,010
   Other income                 -          4,602        9,398        14,000
   Contribution from
     the Closed Block      19,121              -            -        19,121
                         --------------------------------------------------
                          169,839        382,437       24,307       576,583

Benefits and expenses:
   Policyowner benefits    74,702        252,589          236       327,527
   Underwriting,
     acquisition, and
     other expenses        39,496         27,887       16,595        83,978
   Amortization of
     deferred policy
     acquisition costs
     and value of
     business acquired,
     net of non-core
     adjustment of
     $1,736                15,456         34,976            -        50,432
   Dividends to
     policyowners           3,419              -            -         3,419
                         --------------------------------------------------
                          133,073        315,452       16,831       465,356
                         --------------------------------------------------

Adjusted pre-tax
   operating income      $ 36,766       $ 66,985     $  7,476       111,227
                         ==================================================

   Non-core realized
     gains (losses)
     on investments                                                  (2,192)

   Amortization of
     deferred policy
     acquisition costs
     due to non-core
     realized gains or
     losses                                                          (1,736)

   Reorganization costs                                              (1,872)

                                                                   --------
Income from operations                                              105,427

Interest (expense)                                                  (21,967)

Income tax (expense)                                                (27,951)

Minority interest                                                   (21,295)

Income (loss) from
   discontinued
   operations, net of tax                                               307
                                                                   --------

           Net income                                              $ 34,521
                                                                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes.


NATURE OF OPERATIONS

     The Company is a holding company engaged through its subsidiaries in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals and businesses in 49 states, the District of Columbia and the U.S. Virgin Islands. The Company also owns a real estate management company in which it conducts limited real estate management, development, syndication and marketing activities. The Company has two reportable operating segments: Life Insurance and Annuities. The Life Insurance segment's primary product offerings consist of whole life, universal life and term life insurance policies. The primary product offerings of the Annuity segment are fixed annuities.

     The Company sold certain lines of business and made the decision to exit certain other businesses in 1998. These businesses are referred to as discontinued operations and include the following activities: banking, residential real estate brokerage, residential land development, and mortgage banking.

REORGANIZATION

     The Company was formerly known as American Mutual Holding Company and was a mutual insurance holding company whose principal asset was a 58% interest in ALHI. Public stockholders owned the remaining 42% interest in ALHI. ALHI was a holding company which directly or indirectly owned three principal life insurance subsidiaries: AmerUs, American and Delta. On September 20, 2000, AMHC converted to stock form, changed its name to AmerUs Group Co. and acquired the Minority Interest of ALHI by issuing AmerUs Group Co. common stock in exchange for the outstanding shares of ALHI held by the public. The value of the stock exchange was approximately $298 million and ALHI merged into the Company simultaneously with the stock exchange.

     Prior to the conversion of the Company to a stock form, the Company was owned by individuals and entities who held insurance policies or annuity contracts issued by AmerUs. In the conversion, which is referred to as a "demutualization", the Company distributed cash, policy credits and its newly issued common stock to its Members in exchange for their membership interests. The value of the distribution totaled approximately $792 million.

     The acquisition of the ALHI minority interest by the Company was accounted for as a purchase and accordingly 42% of the book value of the assets and liabilities of ALHI were adjusted to market value as of the acquisition date. Approximately 42% of the ALHI earnings for the reporting periods up to the acquisition date are reduced from the Company's results of operations on the line titled "Minority interest" on the Company's Consolidated Statements of Income. From the acquisition date forward, the Company's results of operations include 100% of these earnings.

PROPOSED COMBINATION

     On February 18, 2000, the Company and ILICO entered into a definitive agreement for a combination of the companies. Under the original terms of the agreement, ILICO demutualizes and ILICO's members receive cash, policy credits and stock equivalent to the value of 11.25 million shares of the Company's stock and ILICO becomes a wholly-owned subsidiary of the Company. However, on September 18, 2000 the terms of the agreement were revised to reduce the value to the equivalent of 9.3 million shares. The reduction in the number of shares was based on several factors, including increased expenses related to ILICO's demutualization and a decrease in revenues and earnings in ILICO's subsidiary operations. These factors were partially offset by stronger than expected performance of ILICO itself.

     As part of the transaction, the Company made an investment of $100 million in a downstream holding company of ILICO in February, 2000.

     ILICO is a 95-year old mutual life insurance and annuity company based in Indianapolis, Indiana. ILICO and its subsidiaries are licensed to do business in all 50 states and the District of Columbia. At September 30, 2000, ILICO had total assets of $6.0 billion and insurance in force of $31.7 billion.

     The combination transaction is subject to normal closing conditions, including appropriate policyholder/member, shareholder and regulatory approvals. The Company expects the demutualization of ILICO and combination into the Company to take place in the first quarter of 2001.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The adjusted net operating income for the Company is not comparable to the reported adjusted net operating income of ALHI for prior periods. The principal difference is the reduction of the Company's adjusted net operating income due to the minority interests' equity in earnings through September 20, 2000. The minority interests' equity in earnings was $6.4 million, $6.9 million, $21.7 million and $21.3 million for the three months and nine months ended September 30, 2000 and 1999, respectively.

                                                 For the Three Months Ended     For the Nine Months Ended
                                                       September 30,                  September 30,
                                                    2000            1999           2000            1999
                                                 --------------------------     -------------------------
($ in thousands, except per share data)
Net Income                                       $    11,144    $     8,575     $    33,801   $    34,521

Net non-core realized (gains) losses (A)               1,370            652             285           235

Net amortization of deferred policy
      acquisition costs due to non-core
      realized gains or losses (B)                    (1,045)            21          (2,431)          655

Reorganization costs (C)                               3,378          1,826           9,235         1,872

Discontinued operations (D)                             (712)           730            (655)         (307)

                                                 --------------------------     -------------------------
Adjusted Net Operating Income                    $    14,135    $    11,804     $    40,235   $    36,976
                                                 ==========================     =========================

Adjusted Net Operating Income
      per common share:
          Basic                                  $      0.75    $      0.68     $      2.25   $      2.13
                                                 ==========================     =========================
          Diluted                                $      0.74    $      0.67     $      2.24   $      2.12
                                                 ==========================     =========================

 Weighted average common
      shares outstanding:
          Basic                                   18,888,948     17,390,165      17,893,406    17,390,165
                                                 ==========================     =========================
          Diluted                                 19,026,397     17,551,797      17,934,801    17,463,913
                                                 ==========================     =========================



(A) Represents total realized gains or losses on investments less core realized gains or losses (defined as gains or losses on the convertible preferred stock and bond portfolio) adjusted for income taxes and minority interest on such amounts. Non-core realized gains or losses may vary widely between periods. Such amounts are determined by management's timing of individual transactions and do not necessarily correspond to the underlying operating trends.

(B) Represents amortization of deferred policy acquisition costs on the non-core realized gains or losses that are included in product margins, adjusted for income taxes and minority interest on such amounts.

(C) Represents costs directly related to the Company's reorganization and merger with ALHI. These costs consist primarily of legal, actuarial and consulting expenses.

(D)  Represents the net income from the Company's discontinued operations.

     Adjusted net operating income increased $2.4 million to $14.1 million, or $0.74 per diluted share, for the third quarter of 2000 compared to $11.8 million, or $0.67 per diluted share, for the same period a year ago. Year-to-date, adjusted net operating income increased to $40.2 million, or $2.24 per diluted share, from $37.0 million, or $2.12 per diluted share. The increases in adjusted net operating income between periods were primarily attributable to the growth in invested assets and a decrease in operating expenses. This change is analyzed further in the operating segment discussion.

     Adjusted net operating income for the third quarter of 2000 included the following items: $2.7 million of after-tax earnings on the cash balances which were distributed to the former Members in connection with the demutualization of the Company, non-recurring expenses of $0.3 million, after-tax, related to the former mutual holding company operations and a $1.6 million reduction due to the Company's equity investment in the downstream holding company of ILICO (ILICO investment). The loss on this equity investment was one of the factors in the Company's reduction in the number of shares that will be issued in connection with the ILICO combination discussed previously.

     Going forward, the ILICO investment is anticipated to perform at a level similar to the other investments in the Company's investment portfolio. However, future adjusted net operating income will no longer contain the investment earnings on the cash distribution the Company made to its Members in late October in connection with the Company's demutualization. Adjusting for these factors and the non-recurring expenses would have had the effect of reducing adjusted net operating income to $13.4 million or $0.70 per diluted share and $34.8 million or $1.94 per diluted share for the third quarter 2000 and year-to-date 2000, respectively, as shown in the table below:


                                                   --------------------------------   --------------------------------
                                                      For the Three Months Ended          For the Nine Months Ended
                                                            September 30, 2000                September 30, 2000
                                                   --------------------------------   --------------------------------
                                                                      Per Share                          Per Share
                                                   Dollar amounts       Amounts       Dollar amounts      Amounts
                                                   --------------------------------   --------------------------------
($ in thousands, except per share data)
Adjusted Net Operating Income                      $        14,135      $      0.74   $        40,235    $        2.24

After tax earnings on cash balances
 distributed in connection with the
 demutualization of the Company                             (2,651)           (0.14)           (7,338)           (0.41)

After-tax non-recurring mutual holding
  company expenses                                             282             0.01               282             0.02

Reduction due to equity investment in IL Group
  not performing at the Company's investment
  expectations, net of minority interest and taxes           1,635             0.09             1,635             0.09

                                                   --------------------------------   --------------------------------
                                                   $        13,401      $      0.70   $        34,814    $        1.94
                                                   ================================   ================================

Weighted average number of shares                                        19,026,397                         17,934,801


THE CLOSED BLOCK

     The Closed Block was established on June 30, 1996 in connection with the reorganization of AmerUs to a stock form. Insurance policies which had a dividend scale in effect as of June 30, 1996, were included in the Closed Block. The Closed Block was designed to provide reasonable assurance to owners of insurance policies included therein that, after the reorganization of AmerUs, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization if the experience underlying such scales and credits continues. The contribution to the operating income of the Company from the Closed Block is reported as a single line item in the income statement. Accordingly, premiums, product charges, investment income, realized gains and losses on investments, policyowner benefits and dividends attributable to the Closed Block, less certain minor expenses including amortization of deferred policy acquisition costs, are shown as a net number under the caption "Contribution from the Closed Block". This results in material reductions in the respective line items in the income statement while having no effect on net income. The expenses associated with the administration of the policies included in the Closed Block and the renewal commissions on these policies are not charged against the Contribution from the Closed Block, but rather are grouped with underwriting, acquisition and other expenses. Also, all assets allocated to the Closed Block are grouped together and shown as a separate item titled "Closed Block Assets". Likewise, all liabilities attributable to the Closed Block are combined and disclosed as the "Closed Block Liabilities".

OPERATING SEGMENTS

     The Company has two reportable operating segments: Life Insurance and Annuities. Products generally distinguish a segment. The Company uses the same accounting policies and procedures to measure operating segment income as it uses to measure its consolidated income from operations with the exception of the elimination of certain items which management believes are not necessarily indicative of overall operating trends. These items are explained further in the Adjusted Net Operating Income section of Management's Discussion and Analysis of Results of Operations and Financial Condition. Revenues and benefits and expenses are primarily attributed directly to each operating segment. Net investment income and core realized gains and losses on investments are allocated based on the directly-related asset portfolios. Other revenues and expenses which are deemed not to be associated with any specific reportable segment are grouped together in the All Other category. These items primarily consist of holding company revenues and expenses and the operations of the companies' real estate management subsidiary. The Company assesses the performance of its operating segments before interest expense, income taxes, and minority interest. Income from operations and operating segment information do not include discontinued operations which are comprised of the former residential land development, mortgage banking and home equity lending activities of the Company.

SALES

   LIFE INSURANCE

     The following table sets forth information regarding the Company's life insurance sales activity by product:

                                              Sales Activity by Product
                                         Direct First Year Annualized Premiums

                                 For the Three Months Ended     For the Nine Months Ended
                                        September 30,                  September 30,
                                  2000               1999        2000             1999
                                 --------------------------     -------------------------
($ in thousands)
Traditional life insurance:
      Participating whole life   $ 4,020            $ 2,941     $ 10,415         $ 12,585
      Term life                    1,232              1,758        5,762            4,206
Universal life                     3,531              3,193       11,917           10,198
                                 --------------------------     -------------------------

      Total                      $ 8,783            $ 7,892     $ 28,094         $ 26,989
                                 ==========================     =========================


     Life insurance sales as measured by annualized premiums increased $0.9 million to $8.8 million for the third quarter of 2000 compared to $7.9 million for the third quarter of 1999. Participating whole life sales and universal life sales increased in the third quarter of 2000 compared to the same period in 1999. Participating whole life sales were higher then expected in the third quarter of 2000 due to the placement of several large cases, while third quarter 2000 universal life sales continued at a higher level than 1999, as expected, from the Company's introduction of new universal life products. Partially offsetting the increased participating whole life and universal life sales were decreased sales of term life. The decrease in term life sales from 1999 was expected, as consumer demand for term products was unusually high in the last half of 1999 due to consumer anticipation of price increases in 2000.

     For the first nine months of 2000, life insurance sales as measured by annualized premiums were $28.1 million compared to $27.0 million for the same period in 1999. Participating whole life sales for the first nine months of 2000 were lower than as compared to the same period in 1999 due in part to the Company's introduction of new universal life products which has resulted in a shift in focus from participating to universal products. In addition, there has been an overall general industry decline in sales of participating products. Term and universal life sales for the first nine months of 2000 increased $1.6 million and $1.7 million, respectively, over the same period a year ago primarily due to new product introductions and product repricing.

     The following table sets forth the Company's life insurance collected premiums, including collected premiums associated with the Closed Block, for the periods indicated:

                                                               Collected Premiums by Product
                                                For the Three Months Ended       For the Nine Months Ended
                                                       September 30,                   September 30,
                                                     2000           1999            2000           1999
                                                --------------------------      ---------------------------
($ in thousands)
Individual life premiums collected:
      Traditional life:
           First year and single                $    21,357     $   19,852      $    62,760     $    62,612
           Renewal                                   45,564         43,874          139,460         134,412
                                                --------------------------      ---------------------------

           Total                                     66,921         63,726          202,220         197,024

      Universal life:
           First year and single                      6,208          7,080           20,885          18,005
           Renewal                                   19,192         17,870           56,250          54,850
                                                --------------------------      ---------------------------

           Total                                     25,400         24,950           77,135          72,855

Total individual life                                92,321         88,676          279,355         269,879

      Reinsurance assumed                               485            345            1,122           1,165
      Reinsurance ceded                              (7,503)        (6,081)         (19,973)        (13,606)
                                                --------------------------      ---------------------------
Total individual life, net of reinsurance       $    85,303     $   82,940      $   260,504     $   257,438
                                                ==========================      ===========================

     Traditional life insurance premiums collected were $66.9 million for the third quarter of 2000 compared to $63.7 million for the same period in 1999 and $202.2 million for the first nine months of 2000 compared to $197.0 million for the first nine months of 1999. First year and single premium was level between year-to-date periods which was consistent with the lower participating whole life sales, offset by the higher term sales, as discussed previously. Renewal direct collected premium was $5.1 million higher in the first nine months of 2000 as compared to the same period in 1999 primarily due to continued favorable persistency and the continued growth of the block of business.

     Universal life insurance premiums collected were $25.4 million for the third quarter of 2000 compared to $25.0 million for the third quarter of 1999. Year-to-date universal life insurance premiums were $77.1 million in the first nine months of 2000 compared to $72.9 million for the same period in 1999. The increase in 2000 as compared to 1999 was primarily due to new products introduced in mid-1999.

     Effective January 1, 2000, the Company entered into additional reinsurance agreements which effectively reduced the Company's retention limit to $100,000 for the majority of policies issued since July 1, 1996 and for the majority of new business going forward. As a result of these new agreements, reinsurance ceded was $6.4 million higher for the first nine months of 2000 as compared to the same period in 1999.


     The following table sets forth information regarding the Company's life insurance in force for each date presented:


                                            Individual Life Insurance in Force
                                                   As of September 30,
                                                2000                  1999
                                            ----------------------------------
($ in thousands)

Traditional life
      Number of policies                         248,132               250,834
      GAAP life reserves                    $  1,722,442          $  1,616,149
      Face amounts                          $ 23,385,000          $ 20,782,000

Universal life
      Number of policies                         113,134               113,272
      GAAP life reserves                    $    948,778          $    913,694
      Face amounts                          $ 12,552,000          $ 12,188,000

Total life insurance
      Number of policies                         361,266               364,106
      GAAP life reserves                    $  2,671,220          $  2,529,843
      Face amounts                          $ 35,937,000          $ 32,970,000




     While the total policy count continues to decline consistent with industry trends, the average size of policy continues to increase from $90,550 in 1999 to $99,475 in 2000. As a result, total insurance in force has grown to $35.9 billion as of September 30, 2000.

     ANNUITIES

     The following table sets forth annuity collected premiums for the periods indicated:

                                                           Collected Premiums by Product
                                            For the Three Months Ended     For the Nine Months Ended
                                                   September 30,                  September 30,
                                               2000            1999            2000         1999
                                            --------------------------     -------------------------
($ in thousands)
Fixed annuities                             $  297,240      $  212,503     $   754,648     $ 627,563
Multi-choice annuities                          33,989               -          84,023             -
Equity-index annuities                          62,654          36,313         203,745        45,528
                                            --------------------------     -------------------------

      Total                                    393,883         248,816       1,042,416       673,091

Reinsurance assumed                                  -          59,561               -        59,561
Reinsurance ceded                                  (36)            (39)           (152)         (226)
                                            --------------------------     -------------------------

Total annuities, net of reinsurance         $  393,847      $  308,338     $ 1,042,264     $ 732,426
                                            ==========================     =========================



     The Company markets its annuity products on a national basis through networks of independent agents whom are supervised by regional vice presidents and directors or Independent Marketing Organizations (IMOs). The Company's IMOs consist of approximately 70 contracted organizations and three wholly-owned organizations. Annuity collected premiums were $393.9 million for the third quarter of 2000 compared to $248.8 million for the same period in 1999. Year-to-date annuity collected premiums increased 54.9% to $1,042.4 million for 2000 compared to $673.1 million for 1999. The increase in annuity collected premiums was primarily attributable to the introduction of new equity-index and multi-choice annuity products in late-1999 and first quarter of 2000. The multi-choice annuity product provides for various earnings strategies under one product, such as a long-term equity index, an annual equity index, an investment grade bond index, and a guaranteed one-year rate. Earnings are credited to this product based on the increases in the applicable indices, less management fees, and funds may be moved between investment alternatives. In addition to the increases in multi-choice and equity-index annuities, fixed annuity collected premiums increased 20.3% for the year-to-date period in 2000 as compared to 1999 primarily due to product repricing and increased marketing efforts aimed at these products.

     In the third quarter of 1999, the Company entered into a reinsurance agreement for the assumption of a block of equity-index annuities totaling $59.6 million from its joint venture partner, Ameritas Variable Life Insurance Company. This transaction is reflected on the reinsurance assumed line in the table above. There has been no annuity reinsurance assumption activity in 2000.

     The following table sets forth information regarding annuities in force for each date presented:


                                                    Annuities in Force
                                                    As of September 30,
                                               2000                    1999
                                           ------------------------------------
($ in thousands)

Deferred fixed and immediate annuities
      Number of policies                       161,855                  171,939
      GAAP life reserves                   $ 5,926,263              $ 5,954,580

Multi-choice annuities
      Number of policies                         1,666                        -
      GAAP life reserves                   $    84,981              $         -

Equity-index annuities
      Number of policies                        13,810                    8,900
      GAAP life reserves                   $   640,306              $   348,186

Total annuities
      Number of policies                       177,331                  180,839
      GAAP life reserves                   $ 6,651,550              $ 6,302,766



     The total number of annuity policies declined between periods while the GAAP reserves on annuity policies increased. These changes between periods were primarily attributable to an increase in the average size of policies sold combined with surrenders of smaller average size policies.

RESULTS OF OPERATIONS

         A summary of the Company's revenue follows:


                                                    For the Three Months Ended     For the Nine Months Ended
                                                           September 30,                 September 30,
                                                       2000             1999         2000             1999
                                                    --------------------------     --------------------------
($ in thousands)
Insurance premiums
        Life insurance - Traditional                $  16,980        $  15,816     $  48,408        $  46,537
        Annuities - Immediate annuity &
               supplementary contract premiums          4,453            6,936        16,793           20,339
        All other                                          47               69           140              165
                                                    --------------------------     --------------------------
        Total insurance premiums                       21,480           22,821        65,341           67,041

Product charges
        Life insurance - Universal life                13,863           11,384        38,159           34,990
        Annuities                                       9,089            8,015        27,331           20,495
                                                    --------------------------     --------------------------
         Total product charges                         22,952           19,399        65,490           55,485

Net investment income
        Life insurance                                 22,800           25,045        73,079           69,191
        Annuities                                     117,545          112,765       347,118          327,991
        All other                                       6,708            3,663        15,787           14,744
                                                    --------------------------     --------------------------
        Total net investment income                   147,053          141,473       435,984          411,926

Realized gains (losses) on investments
        Annuities - core                                  980            3,184         3,063            9,010
        All other - non-core                           (3,583)          (2,217)       (3,939)          (2,192)
                                                    --------------------------     --------------------------
        Total realized gains (losses) on investments   (2,603)             967          (876)           6,818

Other income
        Annuities                                       5,899            1,467        15,412            4,602
        All other                                       2,895            2,086         7,260            9,398
                                                    --------------------------     --------------------------
        Total other income                              8,794            3,553        22,672           14,000

Contribution from the Closed Block                      5,558            6,207        17,126           19,121
                                                    --------------------------     --------------------------
        Total revenues                              $ 203,234        $ 194,420     $ 605,737        $ 574,391
                                                    ==========================     ==========================




     Traditional life insurance premiums were $17.0 million for the third quarter of 2000 compared to $15.8 million for the same period in 1999. Year-to-date traditional life insurance premiums increased by $1.9 million to $48.4 million for 2000 compared to $46.5 million for the same period in 1999. The increases in traditional life insurance premiums were primarily the result of increased first year and renewal premium, partially offset by increased ceded premium. First year and renewal premium increased approximately $5.3 million for the third quarter of 2000 and $10.4 million for the first nine months of 2000 as compared to the same periods in 1999 primarily due to continued favorable persistency and the continued growth of the block of business. The increase in ceded premium was due to the reinsurance agreements the Company entered into effective January 1, 2000 which effectively reduced the Company's retention limit to $100,000 for the majority of new business. Approximately $4.2 million and $8.6 million of additional premiums were ceded to reinsurers in the third quarter of 2000 and the first nine months of 2000, respectively, as compared to the same periods in 1999, offsetting the increased renewal premiums.

     Immediate annuity and supplementary contract premiums decreased by $2.4 million to $4.5 million for the third quarter of 2000 compared to $6.9 million for the third quarter of 1999. Year-to-date, immediate annuity and supplementary contract premiums were $16.8 million for 2000 compared to $20.3 million for the same period in 1999. A decrease in immediate annuity premiums in 2000 was anticipated as a result of pricing adjustments made on these products.

     Universal life product charges were $2.5 million higher in the third quarter of 2000 compared to the same period in 1999 and $3.2 million higher for the first nine months of 2000 compared to the first nine months of 1999. The increases in product charges in 2000 were primarily due to increased cost of insurance charges as a result of the normal aging and growth of the block of business, partially offset by higher reinsurance costs.

     Annuity product charges were $9.1 million for the third quarter of 2000 compared to $8.0 million for the same period in 1999. Year-to-date, annuity product charges increased by $6.8 million to $27.3 million for 2000 compared to $20.5 million for the same period in 1999. The increases in product charges were primarily due to increased surrender and expense charges resulting from the larger annuity block of business in force and increased surrender charges associated with an increase in withdrawals. Annuity withdrawal rates averaged 16.1% for the first nine months of 2000 compared to 14.1% for the first nine months of 1999. Approximately half of the increase in withdrawal rates was due to internal replacements as some of the surrendered policies were rolled over to other AmerUs products. Based on the current interest rate environment, withdrawal rates for the near term are expected to run at a higher level as compared to a year ago.

     Total net investment income was $147.1 million for the third quarter of 2000 compared to $141.5 million for the third quarter of 1999 and $436.0 million for the first nine months of 2000 compared to $411.9 million for the same period in 1999. The increase in 2000 net investment income was primarily attributable to higher average invested assets (excluding market value adjustments). Average invested assets (excluding market value adjustments) were approximately $387 million and $329 million higher between quarterly and year-to-date periods, respectively. The increase was primarily from the growth of the Company's life insurance and annuity business since last year combined with the reinvestment of the earnings on the holding company cash equivalents. As of September 30, 1999, the Company had approximately $240 million of cash equivalents on hand which had been generated primarily from the sale of the Company's discontinued operations. These funds were invested as the Company awaited distribution of the funds to its former Members in connection with its reorganization discussed previously. In late October 2000, the Company distributed approximately $340 million of cash to its former Members. The earnings on the cash on hand distributed totaled approximately $4.1 million and $11.3 million for the third quarter 2000 period, and year-to-date 2000 period, respectively. As a result of this distribution, future quarterly earnings of the Company will no longer contain the net investment income from this source.

     The effective yield of the entire portfolio for the first nine months of 2000 was 6.82% compared to 6.72% in 1999. For the quarter, the 2000 yield was 6.83% compared to 6.88% in 1999. The 2000 third quarter yield was unusually low due to a loss on the Company's equity investment in the downstream holding company of ILICO. This loss reduced net investment for the quarter by approximately $3.3 million from normal levels. Adjusting the portfolio yields for this loss, the third quarter and year-to-date yields would have been 6.98% and 6.88%, respectively. As stated earlier, the loss on this equity investment was one of the factors in the Company's reduction in the number of shares to be issued in the ILICO combination. The effective yield of the annuity portfolio increased 9 basis points to 6.75% for the first nine months of 2000 as compared to 6.66% for the same period in 1999. The increase in the overall portfolio and annuity portfolio yields in 2000 primarily resulted from higher reinvestment rates near the end of 1999 and continuing into the first part of 2000 as compared to the portfolio rates at the beginning of the prior year period. As discussed previously, approximately 42% of the book value of the assets of ALHI were adjusted to market value at the end of the third quarter of 2000 in connection with the Company's reorganization. On a preliminary basis, this results in improved investment yields on an ongoing basis of approximately 15 to 20 basis points.

     Realized losses on investments were $2.6 million for the third quarter of 2000 and $0.9 million for the first nine months of 2000 compared to realized gains of $1.0 million and $6.8 million, respectively, for the same periods in 1999. The level of realized gains and losses will fluctuate from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

     Other income primarily consists of real estate operating income, property management fees, structured finance fees from affordable housing programs and third party annuity commissions received by wholly-owned IMOs. Other income increased approximately $5.2 million in the third quarter of 2000 and $8.7 million in the first nine months of 2000 as compared to the same periods in 1999 primarily due to the acquisition of another IMO in February, 2000. In the future, other income is expected to run at higher levels than prior years due to the Company's investment in Corporate Owned Life Insurance (COLI) in the fourth quarter of 2000. COLI is classified as an other asset and accordingly the income from this asset will appear in other income instead of net investment income.

     The Contribution from the Closed Block was $5.6 million for the third quarter of 2000 compared to $6.2 million for the same period in 1999. Year-to-date, the Contribution from the Closed Block was $17.1 million compared to $19.1 million for 1999. The following table sets forth the operating results of the Closed Block for the periods indicated:


                                                           For the Three Months Ended       For the Nine Months Ended
                                                                 September 30,                      September 30,
                                                              2000             1999            2000           1999
                                                           --------------------------       -------------------------
($ in thousands)
Revenues
      Insurance premiums                                   $  44,375        $  42,737       $  138,777     $  141,335
      Universal life and annuity product charges               3,196            3,184            9,453          9,754
      Net investment income                                   28,617           26,408           83,440         82,414
      Realized gains (losses) on investments                     371              (37)             414            625
                                                           --------------------------       -------------------------

          Total revenues                                      76,559           72,292          232,084        234,128

Benefits and expenses
      Policyowner benefits                                    50,018           45,551          150,588        144,523
      Underwriting, acquisition and insurance expenses           412              896            1,673          3,717
      Amortization of deferred policy acquisition costs        3,479            3,830           10,808         16,419
      Dividends to policyowners                               17,092           15,808           51,889         50,348
                                                           --------------------------       -------------------------

          Total benefits and expenses                         71,001           66,085          214,958        215,007

                                                           ----------------------------     -------------------------
Contribution from the Closed Block                         $   5,558        $   6,207       $   17,126     $   19,121
                                                           ==========================       =========================


     Closed Block insurance premiums were $44.4 million for the third quarter of 2000 compared to $42.7 million for the same period in 1999. Year-to-date, Closed Block insurance premiums decreased by $2.5 million to $138.8 million for 2000 compared to $141.3 million for the same period in 1999. A decrease in insurance premiums is consistent with the reduction of the Closed Block's life insurance in force that is expected to continue over the life of the Block. However, due to unusually low surrender activity in the third quarter of 2000, insurance premiums increased over the prior year period. The distribution the company completed in October 2000 in connection with its demutualization impacted surrender decisions as policies had to be in effect to be eligible to receive a distribution. The slight decrease in product charges between year-to-date periods on universal life policies included in the Closed Block is primarily the result of the reduction of such business in force due to deaths and surrenders.

     Net investment income for the Closed Block was $28.6 million for the third quarter of 2000 and $83.4 million for the first nine months of 2000 compared to $26.4 million and $82.4 million, respectively, for the same periods in 1999. The increases in 2000 periods as compared to the same periods in 1999 were primarily due to increases in average invested assets and higher effective yields.

     Closed Block policyowner benefits were $4.4 million higher in the third quarter of 2000 as compared to the same period in 1999 and year-to-date, Closed Block policyowner benefits were $6.1 million higher for 2000 as compared to 1999. The increases were due to higher death benefits and higher reserves related to the increased persistency as policyholders held their policies awaiting the Company's demutualization distribution.

     The amortization of deferred policy acquisition costs for the Closed Block decreased by $0.3 million to $3.5 million for the third quarter of 2000 compared to $3.8 million for the third quarter of 1999. Year-to-date, the amortization of deferred policy acquisition costs for the Closed Block decreased $5.6 million. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The decrease in the amortization of deferred policy acquisition costs for 2000 as compared to 1999 was consistent with the projected reduction in the gross margins of the Closed Block as the life insurance in force declines.

     Closed Block dividends to policyowners increased by $1.3 million to $17.1 million for the third quarter of 2000 compared to $15.8 million for the same period in 1999 and increased $1.6 million to $51.9 million for the first nine months of 2000 compared to $50.3 million for 1999. The increases in 2000 were expected as the Block matures.

     A summary of the Company's policyowner benefits follows:

                                                           For the Three Months Ended       For the Nine Months Ended
                                                                 September 30,                       September 30,
                                                             2000             1999             2000           1999
                                                           --------------------------       -------------------------
($ in thousands)
Life Insurance
      Traditional:
           Death benefits                                  $   1,131        $   3,012       $    4,173     $    5,428
           Change in liability for future policy
                benefits and other policy benefits             9,550            8,131           23,677         28,298
                                                           --------------------------       -------------------------

                Total traditional                             10,681           11,143           27,850         33,726

      Universal:
           Death benefits in excess of cash value              4,747            6,821           19,227         17,292
           Interest credited on policyowner
                account balances                               8,415            7,511           24,794         22,728
           Other                                               1,724              641            2,777            956
                                                           --------------------------       -------------------------

                Total universal                               14,886           14,973           46,798         40,976
                                                           --------------------------       -------------------------

                Total life insurance benefits                 25,567           26,116           74,648         74,702

Annuities
      Interest credited to deferred annuity
           account balances                                   73,881           73,091          210,196        211,111
      Other annuity benefits                                  13,189           17,496           45,380         41,478
                                                           --------------------------       -------------------------

                Total annuity benefits                        87,070           90,587          255,576        252,589

All other benefits                                                64              128              263            236
                                                           --------------------------       -------------------------

Total policyowner benefits                                 $ 112,701        $ 116,831       $  330,487     $  327,527
                                                           ==========================       =========================

     Total life insurance benefits were $25.6 million for the third quarter of 2000 compared to $26.1 million for the third quarter of 1999. Year-to-date, total life insurance benefits were level between periods. An increase in life insurance benefits is expected as the traditional and universal blocks of business continue to grow. However, the Company experienced favorable mortality in 2000 as compared to 1999, as measured per amount in force, which contributed to lower benefit expense. In addition, lower discretionary premium contributions in the first half of 2000 further contributed to the decrease in traditional life insurance benefit expense. Universal life insurance benefits were level between third quarter periods and increased for the first nine months of 2000 as compared to the same periods in 1999. Death benefits increased as expected with the growth of the business in force. Mortality was favorable in 2000 as compared to 1999 as measured per amount in force. Interest credited on universal policyowner account balances increased $0.9 million for the third quarter of 2000 and $2.1 million for the first nine months of 2000 compared to the same periods in 1999 primarily due to higher policyowner account balances. Average policyowner account balances were approximately $32.0 million higher for the first nine months of 2000 as compared to the first nine months of 1999. The weighted average interest crediting rate on policyowner account balances remained constant at 5.62% between 2000 and 1999.

     Annuity benefits were $87.1 million for the third quarter of 2000 compared to $90.6 million for the same period in 1999. Year-to-date, annuity benefits were $255.6 million in 2000 compared to $252.6 million in 1999. The fluctuations between quarterly and year-to-date periods primarily relate to other annuity benefits. In mid 1999, the Company issued two insurance contracts to two commercial paper conduits. One of the contracts was terminated in the fourth quarter of 1999. As a result, other annuity benefits for the third quarter of 2000 included approximately $4.4 million of interest expense on one insurance contract compared to $6.3 million of interest expense on two insurance contracts a year ago. Year-to-date, the interest expense on insurance contracts totaled $12.5 million for 2000 compared to $6.3 million for the 1999 period. The remaining changes between periods in other annuity benefits related to the changes in immediate annuity reserves and benefit payments on immediate annuities. Interest credited to deferred annuity account balances was $0.8 million higher in the third quarter 2000 as compared to the same quarter a year ago, and $0.9 million lower for the first nine months of 2000 as compared to the first nine months of 1999. Between quarterly periods, the weighted average crediting rate on deferred fixed annuity account balances decreased 3 basis points and average deferred fixed annuity account balances decreased approximately $82 million. Offsetting this decline in deferred fixed annuity crediting rates and account balances were increased equity-index and multi-choice annuity account balances, which resulted in the 2000 expense exceeding the 1999 expense for the quarter as the earnings credited to these products are included with interest credited. The weighted average crediting rate on deferred fixed annuity account balances was decreased 9 basis points to 4.90% for the first nine months of 2000 compared to 4.99% for the first nine months of 1999, and average fixed annuity account balances decreased approximately $44.0 million.

     A summary of the Company's expenses follows:

                                                           For the Three Months Ended       For the Nine Months Ended
                                                                 September 30,                    September 30,
                                                              2000           1999             2000            1999
                                                           --------------------------       -------------------------
($ in thousands)
Life Insurance
       Underwriting, acquisition and
            other expenses                                 $  10,897        $  12,904       $   36,041     $   39,496
       Amortization of deferred policy acquisition costs
            and value of business acquired (VOBA), net
            of non-core adjustment of $28 and ($133)
            for the three months ended September 30,
            2000 and 1999, respectively, and $111 and
            $570 for the nine months ended September 30,
            2000 and 1999, respectively                        5,335            4,727           15,070         15,456
                                                           --------------------------       -------------------------

            Total life insurance                              16,232           17,631           51,111         54,952

Annuities
       Underwriting, acquisition and
            other expenses                                    12,659            8,831           38,292         27,887
       Amortization of deferred policy acquisition costs
            and value of business acquired (VOBA), net
            of non-core adjustment of ($2,579) and $188
            for the three months ended September 30,
            2000 and 1999, respectively, and ($6,378) and
            $1,166 for the nine months ended September 30,
            2000 and 1999, respectively                       14,675           10,815           47,517         34,976
                                                           --------------------------       -------------------------

            Total annuities                                   27,334           19,646           85,809         62,863

 Amortization of deferred policy acquisition costs due
        to non-core realized gains or losses                  (2,551)              55           (6,267)         1,736

All other expenses                                             6,606            5,927           15,814         16,595

Reorganization costs                                           3,732            1,826           10,437          1,872
                                                           --------------------------       -------------------------

Total expenses                                             $  51,353        $  45,085       $  156,904     $  138,018
                                                           ==========================       =========================



     Total life insurance expenses were $16.2 million for the third quarter of 2000 compared to $17.6 million for the third quarter of 1999 and $51.1 million for the first nine months of 2000 compared to $55.0 million for the same period in 1999. Underwriting, acquisition and insurance expenses were $2.0 million lower in the third quarter of 2000 compared to the same period in 1999 and year-to-date, $3.5 million lower in 2000 compared to 1999. The decreases were primarily due to decreased technology costs primarily related to the Year 2000 Compliance Project and costs associated with the Company's enhancement of its distribution systems. Amortization of deferred policy acquisition costs and value of business acquired (VOBA) increased $0.6 million for the third quarter of 2000 compared to the same period in 1999 and decreased $0.4 million for the first nine months of 2000 compared to the first nine months of 1999. Deferred policy acquisition costs are generally amortized in proportion to gross margins. The increase in amortization between quarterly periods primarily reflects the higher product margins in the third quarter 2000 as compared to the third quarter 1999, primarily associated with lower death benefits. The decrease in amortization between year-to-date periods was primarily due to the increase in estimated future gross margins resulting from the new reinsurance agreements that went into effect earlier this year.

     Total annuity expenses increased by $7.7 million to $27.3 million for the third quarter of 2000 compared to $19.6 million for the third quarter of 1999. Year-to-date, total annuity expenses were $85.8 million compared to $62.9 million for the same period in 1999. Underwriting, acquisition and insurance expenses increased approximately $10.4 million in the first nine months of 2000 compared to the same period in 1999 primarily due to additional insurance agent related expenses, such as recruiting and annual conventions, increased incentive compensation and the additional operating costs associated with the new IMO acquired in the first quarter of 2000. The increase in expense due to the new IMO was offset by the increase in other income from the IMO discussed previously. Amortization of deferred policy acquisition costs and VOBA increased $3.9 million in the third quarter of 2000 and $12.5 million in the first nine months of 2000 as compared to the same periods in 1999. The increase in amortization was primarily attributable to the general growth in the deferred policy acquisition cost asset associated with the continued growth in annuity sales. In addition, VOBA amortization increased in 2000 as surrenders of those policies associated with the VOBA asset increased during the period.

     Other expenses increased by $0.7 million for the third quarter of 2000 and decreased $0.8 million for the first nine months of 2000 compared to the same periods in 1999. Other expenses primarily consist of expenses related to the real estate management company and the holding company and tend to fluctuate from period to period depending on the properties under management each quarter. Beginning in 1999, the Company began decreasing the number of properties under management and, accordingly, other expenses are also declining. Partially offsetting the decreased property management expenses in the third quarter of 2000 were increased holding company expenses primarily related to incentive compensation and amortization of debt issuance costs.

     The 2000 reorganization costs consist primarily of legal, actuarial and consulting expenses associated with the reorganization of the Company discussed previously. As these costs are not of a continuing nature, they have been excluded from the Operating Segment amounts.

     A summary of the Company's income from operations by operating segment follows:

                                                           For the Three Months Ended       For the Nine Months Ended
                                                                 September 30,                   September 30,
                                                              2000          1999               2000          1999
                                                           --------------------------       -------------------------
($ in thousands)
Life Insurance
       Open Block:
             Revenues                                      $  53,643        $  52,245       $  159,646     $  150,718
             Benefits and expenses                           (41,799)         (43,747)        (125,759)      (129,654)
             Dividends to policyowners                        (1,640)          (1,396)          (4,337)        (3,419)
       Closed Block contribution                               5,558            6,207           17,126         19,121
                                                           --------------------------       -------------------------

       Adjusted pre-tax operating income                      15,762           13,309           46,676         36,766

Annuities
       Revenues                                              137,966          132,367          409,717        382,437
       Benefits and expenses                                (114,404)        (110,233)        (341,385)      (315,452)
                                                           --------------------------       -------------------------

       Adjusted pre-tax operating income                      23,562           22,134           68,332         66,985

All other adjusted pre-tax operating (loss)                    2,980             (237)           7,110          7,476
                                                           --------------------------       -------------------------

Total adjusted pre-tax operating income                    $  42,304        $  35,206       $  122,118     $  111,227
                                                           ==========================       =========================





     Adjusted pre-tax operating income from Life Insurance operations was $15.8 million for the third quarter of 2000 compared to $13.3 million for the third quarter of 1999. Year-to-date, adjusted pre-tax operating income from Life Insurance operations was $46.7 million in 2000 compared to $36.8 million in 1999. The increase in adjusted pre-tax operating income in 2000 compared to 1999 was primarily due to increased investment income and product charges combined with decreased technology expenses and favorable mortality costs.

     Adjusted pre-tax operating income from Annuity operations increased $1.5 million to $23.6 million for the third quarter of 2000 compared to $22.1 million for the same period in 1999 and increased $1.3 million to $68.3 million for the first nine months of 2000 compared to $67.0 million in 1999. The increase in 2000 was primarily due to increased interest spreads partially offset by increased amortization of the deferred acquisition cost asset and VOBA asset.

     All other adjusted pre-tax operating income was $3.0 million for the third quarter of 2000 compared to a loss of $0.2 million for the same period in 1999. The increase between quarterly periods was primarily due to increased investment income on the higher cash equivalent balance in 2000 compared to 1999. Year-to-date, all other adjusted pre-tax operating income was $7.1 million in 2000 compared to adjusted pre-tax operating income of $7.5 million for the same period in 1999.

     Interest expense increased $0.6 million in the third quarter of 2000 to $7.6 million compared to $7.0 million in the third quarter of 1999. Year-to-date, interest expense was $22.4 million in 2000 compared to $22.0 million in 1999. The increased interest expense in 2000 was primarily due to higher average outstanding borrowings during 2000 as compared to 1999. The additional borrowings were primarily used to support insurance company operations, affordable housing investments, fund the acquisition of the new IMO, and fund a portion of the initial investment in the downstream holding company of ILICO.

     Income tax expense was $13.1 million for the third quarter of 2000 compared to $7.9 million for the third quarter of 1999 and $36.8 million for the first nine months of 2000 compared to $28.0 million for the same period in 1999. The effective tax rate for the first nine months of 2000 was 40.1% compared to 33.5% for 1999. The increase in the effective tax rate in 2000 was primarily due to the nondeductible expenses associated with the Company's reorganization.

     Minority interest represents the minority stockholders ownership percentage share of net income of ALHI prior to the Company's acquisition of this Minority Interest. The minority shareholder ownership percentage was 42% for both the nine months ended September 30, 2000 and 1999. Starting with the fourth quarter 2000, there will be no further net income applicable to the Minority Interest.

     Net income was $11.1 million for the third quarter of 2000 compared to $8.6 million for the same period in 1999. Year-to-date, net income was $33.8 million in 2000 compared to $34.5 million in 1999. Pre-tax adjusted operating income increased $7.1 million between third quarter periods and $10.9 million between year-to-date periods due to the results of the Life Insurance and Annuity operations discussed previously. Offsetting these operating income increases were increases in interest expense, reorganization costs, higher effective income tax rates, and decreased non-core realized gains.


LIQUIDITY AND CAPITAL RESOURCES

     THE COMPANY

     The Company's cash flows from operations consist of dividends from subsidiaries, if declared and paid, interest from income on loans and advances to its subsidiaries (including a surplus note issued to the Company by AmerUs
Life), investment income on assets held by the Company and fees which the Company charges its subsidiaries and certain other of its affiliates for services, offset by the expenses incurred for debt service, salaries and other expenses.

     The Company intends to rely primarily on dividends and interest income from its life insurance subsidiaries in order to make dividend payments to its shareholders. The payment of dividends by its life insurance subsidiaries is regulated under various state laws. Generally, under the various state statutes, the Company's life insurance subsidiaries dividends may be paid only from the earned surplus arising from their respective businesses and must receive the prior approval of the respective state regulator to pay any dividend that would exceed certain statutory limitations. The current statutes generally limit any dividend, together with dividends paid out within the preceding 12 months, to the greater of (i) 10% of the respective company's policyowners' surplus as of the preceding year end or (ii) the net gain from operations for the previous calendar year. Generally, the various state laws give the state regulators broad discretion to approve or disapprove requests for dividends in excess of these limits. Based on these limitations and 1999 results, the Company's subsidiaries could pay an estimated $61.1 million in dividends in 2000 without obtaining regulatory approval. Of this amount, the Company's subsidiaries paid the Company $30.0 million in dividends during the first nine months of 2000.

     The Company and its subsidiaries generated cash flows from operating activities of $288.1 million and $888.9 million for the nine months ended September 30, 2000 and 1999, respectively. Excess operating cash flows were primarily used to increase the Company's investment portfolio.

     The Company has a $150 million revolving credit facility with a syndicate of lenders (the "Bank Credit Facility"). As of September 30, 2000, there was a $57 million outstanding loan balance under the facility. The Bank Credit Facility provides for typical events of default and covenants with respect to the conduct of business of the Company and its subsidiaries and requires the maintenance of various financial levels and ratios. Among other covenants, the Company (a) cannot have a leverage ratio greater than 0.35:1.0 or an interest coverage ratio less than 2.25:10, (b) is prohibited from paying cash dividends on its common stock in excess of an amount equal to 3% of its consolidated net worth as of the last day of the preceding fiscal year, and (c) must cause certain of its subsidiaries, including AmerUs Life and Delta Life, to maintain certain ratings from A.M. Best and certain levels of risk-based capital.

     As mentioned previously, the Company's demutualization became effective on September 20, 2000. The actual distribution of cash, policy credits and the Company's common stock to its former Members took place in late October, 2000. Of the total cash and policy credits distributed of $339.8 million, approximately $295.3 million came from cash balances on hand and $44.5 million was funded by borrowings under the Company's revolving credit facility. In addition, the Company distributed 17.4 million shares of its common stock to its former Members resulting in total shares of common stock outstanding of 30.0 million shares.

     As previously reported, the Company has entered into a definitive agreement for the combination of the Company with ILICO. ILICO will demutualize and its members will receive cash, policy credits and the Company's common stock equivalent to the value of 9.3 million shares of the common stock of AmerUs Group. The transaction is expected to be completed in the first quarter of 2001. Under the terms of the agreement, the Company is committed at a minimum to distribute in cash the equivalent value of approximately 264,000 shares of its common stock. The actual amount of the cash consideration will vary dependent upon the price of the Company's common stock at or about the closing date and the number of shares within the range that the Company elects to distribute in the form of cash. The funding for the cash consideration is expected to primarily come from the Company's revolving credit facility.

     The Company has previously announced a stock repurchase plan for up to $50.0 million. As of September 30, 2000, the Company has $48.5 million of remaining capacity under the plan. The Company would expect some greater repurchase activity post the distribution of common stock to its former Members if the market conditions are favorable. The funds for the repurchase program would come from a combination of internal sources from its life insurance subsidiaries and utilization of its revolving credit facility.

     In July 2001, the forward common stock purchase contract component of the Company's adjustable conversion-rate equity security units matures. Under the terms of the contract, the Company will issue 4,080,500 shares of its common stock at a price of $31.5625 per share for total consideration of $128.8 million. In lieu of paying cash to satisfy their purchase obligation, the unit holders may surrender the preferred security component of the adjustable conversion-rate equity security unit. The form of consideration will not be known until April 2001 at which time the election must be made. If the Company receives cash proceeds, the funds will probably be applied towards the Company's revolving credit facility. If the preferred securities are tendered, the Company intends to retire them. In either case, debt and capital securities outstanding will be reduced by $128.8 million.


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

     The Company takes into account asset/liability management considerations in the product development and design process. Contract terms for the Company's interest-sensitive products include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals, limit the circumstances under which withdrawals are permitted, or assess a surrender charge or market value adjustment relating to the underlying assets. The following table summarizes liabilities for interest- sensitive life products and annuities by their contractual withdrawal provisions at September 30, 2000 (including liabilities in both the Closed Block and the general account):


($ in millions)

Not subject to discretionary withdrawal                             $  387.0

Subject to discretionary withdrawal with adjustments:
        Specified surrender charges (A)                              4,500.6
        Market value adjustments                                     1,422.0
                                                                   ---------
        Subtotal                                                     5,922.6
                                                                   ---------

Subject to discretionary withdrawal without adjustments              1,536.5

                                                                   ---------
Total                                                              $ 7,846.1
                                                                   =========


(A) Includes $1,122.8 million of statutory liabilities with a contractual surrender charge of less than five percent of the account balance.

     AmerUs is a party to a $250 million separate account funding agreement. Under this agreement, a five-year floating rate insurance contract is issued to a commercial paper conduit. The funding agreement is secured by assets in a separate account and is further backed by the general account assets of AmerUs. The separate account assets are legally segregated and are not subject to claims that arise out of any other business of AmerUs. The separate account assets and liabilities are included with general account assets in the financial statements. The funding agreement may not be cancelled by the commercial paper conduit unless there is a default under the agreement, but AmerUs Life may terminate at any time.

     AmerUs and its joint venture partner are contingently liable in the event the joint venture, AVLIC, cannot meet its obligations. At September 30, 2000, AVLIC had statutory assets of $2,644.3 million, liabilities of $2,588.0 million and surplus of $56.3 million.

     Through its membership in the Federal Home Loan Bank (FHLB) of Des Moines, AmerUs and American are eligible to borrow under variable-rate short term fed funds arrangements to provide additional liquidity. These borrowings are secured and interest is payable at the current rate at the time of any advance. There were no borrowings under these arrangements outstanding at September 30, 2000. In addition, AmerUs has long-term advances from FHLB outstanding of $15.7 million at September 30, 2000.

     The Company's life insurance subsidiaries may also obtain liquidity through sales of investments. The Company's investment portfolio as of September 30, 2000 had a carrying value of $10 billion, including Closed Block investments.

     At September 30, 2000, the statutory capital and surplus of the Company's subsidiaries was approximately $471.0 million. The Company believes that this level of statutory capital is more than adequate as each life insurance subsidiary's risk-based capital is significantly in excess of required levels.

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

     The table below provides information about the Company's fixed maturity investments and mortgage loans at September 30, 2000. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                                                   EXPECTED CASH FLOWS
                                                     ($ in millions)

                            3 mos
       Amortized             2000    2001    2002    2003    2004    2005   Thereafter   Cost

Fixed maturity securities   $  75   $ 361   $ 467   $ 819   $ 699   $ 832    $ 3,777    $ 7,030
Average interest rate         7.7%    7.7%    7.9%    7.1%    7.2%    7.1%       7.6%

Mortgage loans              $   8   $  30   $  27   $  33   $  67   $  33    $   289    $   487
Average interest rate         8.3%    8.4%    8.4%    8.3%    8.2%    8.2%       8.0%

Total                       $  83   $ 391   $ 494   $ 852   $ 766   $ 865    $ 4,066    $ 7,517
                            ===================================================================



     The Company and its subsidiaries have consistently invested in high quality marketable securities. As a result, management believes that the Company has minimal credit quality risk. Fixed maturity securities are comprised of U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 68% of fixed maturity securities are issued by the U.S. Treasury or U.S. government agencies or are rated A or better by Moody's, Standard and Poor's, or the NAIC. Less than 7% of the bond portfolio is below investment grade. Fixed maturity securities have a weighted average maturity of approximately 7.27 years.

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


PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

     In the ordinary course of business, the Company and its subsidiaries are parties to certain litigation, none of which management believes is material to the Company's results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 20, 2000, the Company converted from a mutual insurance holding company owned by the policyholders of AmerUs (the Members) to a stock company 100% owned by its stockholders (the Demutualization). In connection with the Demutualization, the Members received cash and policy credits equal to approximately $340 million and 17,390,165 shares of common stock of the Company (Company Stock). The Company Stock issued to Members, in exchange for their ownership interests in the Company, was exempt under Section 3(a)(10) of the Securities Act of 1933 (the Exemption). The Company based its reliance on the Exemption on a No Action Letter filed with the Securities and Exchange Commission (the Commission) on April 7, 2000 and the Commission's response thereto received by the Company on May 23, 2000.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     A list of exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

     (b) The following report on Form 8-K was filed during the quarter ended September 30, 2000:

         Form 8-K12G3 dated September 21, 2000 announcing the Amendment to the Combination and Investment Agreement and the demutualization of AMHC and deeming the common stock of AGC, as successor to ALHI, registered under Section 12(g) of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   November 14, 2000              AMERUS GROUP CO.



                                        By  /s/  Michael G. Fraizer
                                            ---------------------------------
                                                 Executive Vice President and
                                                 Chief Financial Officer



                                        By  /s/  Brenda J. Cushing
                                            ----------------------------------
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

                        AMERUS GROUP CO. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit
No.                        Description
-------                    -----------

2.1 Plan of Reorganization dated October 27, 1995, filed as Exhibit 2.1 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
2.2 Amended and Restated Agreement and Plan of Merger, dated as of September 19, 1997 and as amended and restated as of October 8,
           1997, by and among the Registrant, AFC Corp. and AmVestors Financial Corporation ("AmVestors"), filed as Exhibit 2.2 to the Registration Statement of the Registrant on Form S-4, Registration Number 333-40065 is hereby incorporated by reference.
2.3 Agreement and Plan of Merger, dated as of August 13, 1997 and as amended as of September 5, 1997, among the Registrant, a wholly owned subsidiary of the Registrant and Delta Life Corporation, filed as Exhibit 2.2 to Form 8-K of the Registrant dated October 8, 1997, is hereby incorporated by reference.
2.4 Combination and Investment Agreement, dated February 18, 2000, among American Mutual Holding Company, the Registrant, Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies,
           Inc., filed as Exhibit 2.1 to the Registrant's report on Form 8-K/A on March 6, 2000, is hereby incorporated by reference.
2.5 Purchase Agreement, dated as of February 18, 2000, by and between American Mutual Holding Company and the Registrant, filed as Exhibit
           2.5 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.6 Agreement and Plan of Merger, dated December 17, 1999, by and between American Mutual Holding Company and the Registrant, filed as Exhibit
           2.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.7 Amendment No. 1 to Agreement and Plan of Merger, dated February 18, 2000, by and between American Mutual Holding Company and the Registrant, filed as Exhibit 2.7 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.8 Letter agreement, dated December 17, 1999, by and between American Mutual Holding Company and the Registrant, filed as Exhibit 2.8 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.9 Notification Agreement, dated as of February 18, 2000, by and among American Mutual Holding Company, the Registrant and Bankers Trust Company, filed as Exhibit 2.9 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
2.10       Amendment No. 2 to Agreement and Plan of Merger, dated April 3,
           2000, by and between American Mutual Holding Company and the Registrant, filed as Exhibit 2.10 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
2.11 Amendment No. 1 to the Purchase Agreement, dated April 3, 2000, by and between American Mutual Holding Company and the Registrant, filed as Exhibit 2.11 on Form 10-Q, dated May 15, 2000, is hereby incorporated by reference.
2.12 Amendment to Combination and Investment Agreement dated February 18, 2000 among American Mutual Holding Company, AmerUs Life Holdings, Inc., Indianapolis Life Insurance Company and The Indianapolis Life Group of Companies, Inc., dated September 18, 2000, filed as Exhibit
           2.2 to Form 8-K12G3 of the Registrant dated September 21, 2000.
3.1*       Amended and Restated Articles of Incorporation of the Registrant.
3.2*       Amended and Restated By-Laws of the Registrant.
3.3 Articles of Amendment of the Registrant dated September 25, 1998, filed as Exhibit 3.3 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.

4.1 Amended and Restated Trust Agreement dated as of February 3, 1997 among the Registrant, Wilmington Trust Company, as property trustee, and the administrative trustees named therein (AmerUs Capital I business trust), filed as Exhibit 3.6 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number 333-13713, is hereby incorporated by reference.
4.2 Indenture dated as of February 3, 1997 between the Registrant and Wilmington Trust Company relating to the Company's 8.85% Junior Subordinated Debentures, Series A, filed as Exhibit 4.1 to the registration statement of the Registrant and AmerUs Capital I on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.3 Guaranty Agreement dated as of February 3, 1997 between the Registrant, as guarantor, and Wilmington Trust Company, as trustee, relating to the 8.85% Capital Securities, Series A, issued by AmerUs Capital I, filed as Exhibit 4.4 to the registration statement on Form S-1, Registration Number, 333-13713, is hereby incorporated by reference.
4.4 Common Stock Purchase Warrant, filed as Exhibit (10)(v) to Form 10-Q of AmVestors Financial Corporation dated May 13, 1992, is hereby incorporated by reference.
4.5 Amended and Restated Declaration of Trust of AmerUs Capital II, dated as of July 27, 1998, among the Registrant, First Union Trust Company and the administrative trustees named therein, relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.5 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.6 Certificate of Trust of AmerUs Capital III filed as Exhibit 4.7 to the registration statement of the Registrant, AmerUs Capital II and AmerUs Capital III, on Form S-3 (No. 333-50249), is hereby incorporated by reference.
4.7 Common Trust Securities Guarantee Agreement, dated as of July 27, 1998, by the Registrant, relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.7 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.8 QUIPS Guarantee Agreement, dated as of July 27, 1998, by the Registrant, relating to the Registrant's 7.0% ACES Units, filed as
           Exhibit 4.8 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.9 Master Unit Agreement, dated as of July 27, 1998, between the Registrant and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.9 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.10 Call Option Agreement, dated as of July 27, 1998, between Goldman, Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.10 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.11 Pledge Agreement, dated as of July 27, 1998, among the Registrant, Goldman, Sachs & Co. and First Union National Bank relating to the Registrant's 7.0% ACES Units, filed as Exhibit 4.11 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.12 Senior Indenture, dated as of June 16, 1998, by and between the Registrant and First Union National Bank, as Indenture Trustee, relating to the Registrant's 6.95% Senior Notes, filed as Exhibit
           4.14 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.13 Subordinated Indenture, dated as of July 27, 1998, by and between the Registrant and First Union National Bank, as Indenture Trustee, relating to the Registrant's 6.86% Junior Subordinated Deferrable Interest Debentures, filed as Exhibit 4.15 on Form 10-Q, dated August 13, 1998, is hereby incorporated by reference.
4.14* First Supplement to Indenture dated February 3, 1997 among American Mutual Holding Company, AmerUs Life Holdings, Inc. and Wilmington Trust Company as Trustee, relating to the Company's 8.85% Junior Subordinated Debentures, Series A, dated September 20, 2000.
4.15* Assignment and Assumption Agreement to Amended and Restated Trust Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000.
4.16* Assignment and Assumption to Guaranty Agreement, dated February 3, 1997 between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000.

4.17* First Supplement to Subordinated Indenture, dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 6.86% Junior Subordinated Deferrable Interest Debentures, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Indenture Trustee, dated September 20, 2000.
4.18* First Supplement to Master Unit Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and First Union National Bank, as Unit Agent, dated September 20, 2000.
4.19*      Assignment and Assumption Agreement to the QUIPS Guarantee
           Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000.
4.20* Assignment and Assumption Agreement to the Common Trust Securities Guarantee Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, between American Mutual Holding Company and AmerUs Life Holdings, Inc., dated September 20, 2000.
4.21* First Supplement to Purchase Contracts between American Mutual Holding Company and Holders, as specified, dated September 20, 2000.
4.22* First Supplement to the Pledge Agreement dated July 27, 1998, relating to AmerUs Life Holdings, Inc.'s 7.0% ACES units, among American Mutual Holding Company, Goldman Sachs & Co., as Call
           Option Holder, the Chase Manhattan Bank, as Collateral Agent and First Union National Bank, as Unit Agent, dated September 20, 2000.
4.23* First Supplement to Senior Indenture dated June 16, 1998, relating to AmerUs Life Holdings, Inc.'s 6.95% Senior Notes, among American Mutual Holding Company, AmerUs Life Holdings, Inc. and First Union National Bank, as Trustee, dated September 20, 2000.
10.1 Amended and Restated Intercompany Agreement dated as of December 1, 1996, among American Mutual Holding Company, AmerUs Group Co. and the Company. Filed as Exhibit 10.81 to the Registrant's registration statement on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.2 Joint Venture Agreement, dated as of June 30, 1996, between American Mutual Insurance Company and Ameritas Life Insurance Corp., filed as
           Exhibit 10.2 on Form 10-K, dated March 25, 1998, is hereby incorporated by reference.
10.3       Management and Administration Service Agreement, dated as of April
           1, 1996, among American Mutual Life Insurance Company, Ameritas Variable Life Insurance Company and Ameritas Life Insurance Corp., filed as Exhibit 10.3 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.4 AmerUs Life Holdings, Inc. Executive Stock Purchase Plan, dated November 13, 1998, filed as Exhibit 4.11 to the registration statement of the Registrant on Form S-8, Registration Number 333-72237, is hereby incorporated by reference.
10.5 All*AmerUs Supplemental Executive Retirement Plan, effective January 1, 1996, filed as Exhibit 10.6 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.6 Management Incentive Plan, filed as Exhibit 10.9 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.7       AmerUs Life Insurance Company Performance Share Plan, filed as
           Exhibit 10.10 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.8 AmerUs Life Stock Incentive Plan, filed as Exhibit 10.11 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.9 AmerUs Life Non-Employee Director Stock Plan, filed as Exhibit 10.13 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.
10.10 Form of Indemnification Agreement executed with directors and certain officers, filed as Exhibit 10.33 to the registration statement of the Registrant on Form S-1, Registration Number 333-12239, is hereby incorporated by reference.

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

10.56 Lease - Business Property, dated January 1, 2000, between AmerUs Properties, Inc. and Registrant for the property located at 1213 Cherry Street, Des Moines, Iowa, filed as Exhibit 10.56 on Form 10-Q, dated August 14, 2000, is hereby incorporated by reference.
10.57 Eighth Amendment to Credit Agreement dated as of June 23, 2000 to the Credit Agreement dated as of October 23, 1997 among the Registrant, various Lender Institutions, the Co-Arrangers and The Chase Manhattan Bank, as Administrative Agent, filed as Exhibit 10.57 on Form 10-Q, dated August 14, 2000, is hereby incorporated by reference.
10.58* Affirmation Agreement to Facility and Guaranty Agreement dated February 12, 1999 by American Mutual Holding Company, survivor of a merger with AmerUs Life Holdings, Inc. in favor of the Agent and the Lenders, dated September 20, 2000.
10.59* Amendment to Facility and Guaranty Agreement dated February 12, 1999 among The First National Bank of Chicago and AmerUs Group Co.,
           dated September 20, 2000.
10.60* Acknowledgement and Assumption Agreement to Credit Agreement dated October 23, 1997, among American Mutual Holding Company and The Chase Manhattan Bank, as Administrative Agent for Various Lender Institutions, dated September 20, 2000.
11*        Statement Re: Computation of Earnings Per Share.
27.1*      Financial Data Schedule.
99.1 Retirement Agreement, dated June 27, 1997, by and between Victor N. Daley and Registrant filed as Exhibit 99.5 on Form 10-K, dated March 30, 1999, is hereby incorporated by reference.
99.2 First Amendment to Employment Agreement, dated as of April 15, 1999, to the Employment Agreement dated as of September 19, 1997, among Mark V. Heitz, AmVestors Financial Corporation, American Investors Life Insurance Company, Inc., AmVestors Investment Group, Inc., American Investors Sales Group, Inc., and the Registrant, filed as Exhibit 99.4 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.3 Supplemental Benefit Agreement, dated as of April 15, 1999, among Roger K. Brooks and the Registrant, filed as Exhibit 99.5 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.4 Form of Supplemental Benefit Agreement, dated as of April 15, 1999, among the Registrant and Victor N. Daley, Michael G. Fraizer,
           Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit 99.6 on
           Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.5 Amended and Restated Employment Agreement, dated as of April 15, 1999, among Marcia S. Hanson and the Registrant, filed as Exhibit
           99.7 on Form 10-Q dated August 13, 1999, is hereby incorporated by reference.
99.6 Agreement and Release, dated as of December 31, 1999, by and between Marcia S. Hanson, Registrant, AmerUs Group Co., American Mutual Holding Company, and all of their respective subsidiaries and affiliates, filed as Exhibit 99.6 on Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
99.7       Form of Supplemental Benefit Agreement, dated as of February 7,
           2000, among the Registrant and Victor N. Daley, Michael G. Fraizer, Thomas C. Godlasky and Gary R. McPhail, filed as Exhibit 99.7 on
           Form 10-K, dated March 8, 2000, is hereby incorporated by reference.
99.8 Retirement Agreement, dated March 14, 2000, by and between Victor N. Daley and Registrant, filed as Exhibit 99.8 on Form 10-Q, dated May 15, 2000, is hereby incorporated herein.

----------------------

*      included herein